Form 10-Q
period 1997-06-30
GABLES REALTY LIMITED PARTNERSHIP
filed 1997-08-13
CIK 1039797

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                        Commission File Number: 000-22683

                        GABLES REALTY LIMITED PARTNERSHIP
             (Exact name of Registrant as specified in its Charter)

                  DELAWARE                      58-2077966
          (State of Incorporation) (I.R.S. Employer Identification No.)

                        2859 Paces Ferry Road, Suite 1450
                             Atlanta, Georgia 30339
          (Address of principal executive offices, including zip code)

                                (770) 436 - 4600
              (Registrant's telephone number, including area code)

                                                        N/A
              (Former name, former address and formal fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past (90) days.

                               (1) (X) YES ( ) NO
                               (2) ( ) YES (X) NO

                                     Page-2












                        GABLES REALTY LIMITED PARTNERSHIP
                                FORM 10 - Q INDEX


Part I - Financial Information                                            Page
                                                                          ----

Item 1:  Financial Statements

      Consolidated Balance Sheets of Gables Realty Limited                 3
      Partnership as of June 30, 1997  and December 31, 1996.

      Consolidated Statements of Operations of Gables Realty               4
      Limited Partnership for the three months ended June 30, 1997 and 1996.

      Consolidated Statements of Operations of Gables Realty               5
      Limited Partnership for the six months ended June 30, 1997 and 1996.

      Consolidated Statements of Cash Flows of Gables Realty               6
      Limited Partnership for the six months ended June 30, 1997 and 1996.

      Notes to Consolidated Financial Statements                           7-10

Item 2:    Management's Discussion and Analysis of Financial               11-26
           Condition and Results of Operations

Part II - Other Information                                                27

Item 1:  Legal Proceedings
Item 2:  Changes in Securities
Item 3:  Defaults Upon Senior Securities
Item 4:  Submission of Matters to a Vote of Security Holders
Item 5:  Other Information
Item 6:  Exhibits and Reports on Form 8-K

Signature                                                                  28

                                     Page-3

PART I - FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                        GABLES REALTY LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                      (UNAUDITED AND DOLLARS IN THOUSANDS)


                                                                                     June 30,   December 31,
                                                                                       1997         1996
                                                                                       ----         ----
ASSETS:
-------
Real estate assets: (Note 7)
   Land  .......................................................................   $ 116,104    $ 102,762
   Buildings ...................................................................     621,938      558,569
   Furniture, fixtures and equipment ...........................................      49,589       45,830
   Construction in progress ....................................................      76,887       74,690
   Land held for future development ............................................       4,087        2,749
                                                                                     -------      -------
      Real estate assets before accumulated depreciation .......................     868,605      784,600
   Less:  accumulated depreciation .............................................     (84,343)     (74,903)
                                                                                     -------      -------
     Net real estate assets ....................................................     784,262      709,697

Cash and cash equivalents ......................................................       2,952        4,385
Restricted cash ................................................................       7,864        8,430
Deferred charges, net ..........................................................       4,538        5,412
Other assets, net ..............................................................      11,276       31,736
                                                                                     -------      -------
     Total assets ..............................................................   $ 810,892    $ 759,660
                                                                                     =======      =======


LIABILITIES AND PARTNERS' CAPITAL:
---------------------------------
Notes payable ..................................................................   $ 447,350    $ 390,321
Accrued interest payable .......................................................       1,913        1,811
Distributions payable (Note 8) .................................................      11,249       11,194
Real estate taxes payable ......................................................       7,853        9,785
Accounts payable and accrued expenses - construction ...........................       4,641        6,218
Accounts payable and accrued expenses - operating ..............................       4,107        5,455
Security deposits ..............................................................       2,050        1,968
                                                                                     -------      -------
     Total liabilities .........................................................     479,163      426,752
                                                                                     -------      -------

Limited partners' capital interest (3,528,232 and 3,528,232 Units), at
    redemption value (Note 1) ..................................................      91,514       98,482
                                                                                     -------      -------

Partners' capital:
  General partner (229,569 and 228,453 Units) ..................................       3,339        3,245
  Limited partner (19,199,113 and 19,088,645 Units) ............................     236,876      231,181
                                                                                     -------      -------
   Total partners' capital (19,428,682 and 19,317,098 Units) ...................     240,215      234,426
                                                                                     -------      -------

     Total liabilities, limited partners' capital interest and partners' capital   $ 810,892    $ 759,660
                                                                                     =======      =======

The accompanying notes are an integral part of these balance sheets.

                                     Page-4


                        GABLES REALTY LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)




                                                                    Three Months Ended June 30,
                                                                         1997      1996
                                                                         ----      ----
Rental revenues ....................................................   $30,944   $25,319
Other property revenues ............................................     1,525     1,269
                                                                       -------   -------
     Total property revenues .......................................    32,469    26,588
                                                                       -------   -------

Property management revenues .......................................       747       985
Non-recurring Olympic revenues, net ................................         0       230
Other ..............................................................       525       340
                                                                       -------   -------
     Total other revenues ..........................................     1,272     1,555
                                                                       -------   -------

     Total revenues ................................................    33,741    28,143
                                                                       -------   -------

Property operating and maintenance (exclusive of items shown
     separately below) .............................................    11,473     9,243
Depreciation and amortization ......................................     5,682     4,564
Amortization of deferred financing costs ...........................       222       317
Property management - owned (Note 4) ...............................       765       685
Property management - third party (Note 4) .........................       527       719
General and administrative .........................................       774       863
Interest ...........................................................     6,399     5,183
Credit enhancement fees ............................................       129       139
                                                                       -------   -------
     Total expenses ................................................    25,971    21,713
                                                                       -------   -------

Income before equity in income of joint ventures and interest income     7,770     6,430
Equity in income of joint ventures .................................        84        59
Interest income ....................................................        71        60
                                                                       -------   -------

Net income .........................................................   $ 7,925   $ 6,549
                                                                       =======   =======

Weighted average number of Units outstanding .......................    22,933    19,405
                                                                       =======   =======

Per Unit Information (Note 6):

Net income .........................................................   $  0.34   $  0.34
                                                                       =======   =======

The accompanying notes are an integral part of these statements.

                                     Page-5


                        GABLES REALTY LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)




                                                                       Six Months Ended June 30,
                                                                           1997       1996
                                                                           ----       ----
Rental revenues ....................................................   $ 60,427    $ 47,458
Other property revenues ............................................      2,863       2,330
                                                                        -------     -------
     Total property revenues .......................................     63,290      49,788
                                                                        -------     -------

Property management revenues .......................................      1,546       1,965
Non-recurring Olympic revenues, net ................................          0         230
Other ..............................................................      1,137         602
                                                                        -------     -------
     Total other revenues ..........................................      2,683       2,797
                                                                        -------     -------

     Total revenues ................................................     65,973      52,585
                                                                        -------     -------

Property operating and maintenance (exclusive of items shown
     separately below) .............................................     22,531      17,313
Depreciation and amortization ......................................     11,019       8,296
Amortization of deferred financing costs ...........................        503         667
Property management - owned (Note 4) ...............................      1,593       1,342
Property management - third party (Note 4) .........................      1,167       1,488
General and administrative .........................................      1,655       1,577
Interest ...........................................................     12,214       8,991
Credit enhancement fees ............................................        257         303
                                                                        -------     -------
     Total expenses ................................................     50,939      39,977
                                                                        -------     -------

Income before equity in income of joint ventures and interest income     15,034      12,608
Equity in income of joint ventures .................................        150         108
Interest income ....................................................        193         159
                                                                        -------     -------

Income before gain on sale of real estate assets ...................     15,377      12,875

Gain on sale of real estate assets .................................      4,858           0
                                                                        -------     -------

Income before extraordinary loss ...................................     20,235      12,875

Extraordinary loss (Note 5) ........................................       (712)       (631)
                                                                        -------     -------

Net income .........................................................   $ 19,523    $ 12,244
                                                                        =======     =======

Weighted average number of Units outstanding .......................     22,895      19,004
                                                                        =======     =======

Per Unit Information (Note 6):
Income before extraordinary loss ...................................   $   0.88    $   0.68
                                                                        =======     =======

Net income .........................................................   $   0.85    $   0.64
                                                                        =======     =======

The accompanying notes are an integral part of these statements.

                                     Page-6

                       GABLES REALTY LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         (UNAUDITED AND DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)



                                                            Six Months Ended June 30,
                                                                  1997        1996
                                                                  ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------
Net income ................................................   $  19,523    $  12,244
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization ..........................      11,522        8,963
   Equity in income of joint ventures .....................        (150)        (108)
   Gain on sale of real estate assets .....................      (4,858)           0
   Long-term compensation expense .........................         204          204
   Extraordinary loss .....................................         712          631
   Change in operating assets and liabilities:
     Restricted cash ......................................         908          283
     Other assets .........................................        (559)        (994)
     Other liabilities, net ...............................      (2,688)       3,169
                                                                -------      -------
          Net cash provided by operating activities .......      24,614       24,392
                                                                -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------
Purchase and construction of real estate assets ...........     (72,461)    (123,137)
Net proceeds from sale of real estate assets ..............      12,333        3,968
Long-term land lease payments .............................      (1,000)      (1,500)
Distributions received from joint ventures ................         136          167
                                                                -------      -------
     Net cash used in investing activities ................     (60,992)    (120,502)
                                                                -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
Proceeds from share offerings, net of issuance costs ......           0       20,630
Proceeds from the exercise of share options ...............         871          731
Share Builder Plan contributions ..........................          19           13
Payments of deferred financing costs ......................        (203)      (1,226)
Notes payable proceeds ....................................      74,243      130,781
Notes payable repayments ..................................     (17,214)     (36,493)
Principal escrow deposits .................................        (342)        (384)
Distributions paid ($0.98 and $0.96 per Unit, respectively)     (22,429)     (18,190)
                                                                -------      -------
     Net cash provided by financing activities ............      34,945       95,862
                                                                -------      -------

Net change in cash and cash equivalents ...................      (1,433)        (248)
Cash and cash equivalents, beginning of period ............       4,385        8,529
                                                                -------      -------
Cash and cash equivalents, end of period ..................   $   2,952    $   8,281
                                                                =======      =======

Supplemental disclosure of cash flow information:
     Cash paid for interest ...............................   $  14,609    $  10,805
     Interest capitalized .................................       2,497        2,428
                                                                -------      -------
     Cash paid for interest, net of amounts capitalized ...   $  12,112    $   8,377
                                                                =======      =======

The accompanying notes are an integral part of these statements.

                                     Page-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Dollars in Thousands, Except Per Unit Amounts)
--------------------------------------------------------------

1.  ORGANIZATION AND FORMATION OF THE OPERATING PARTNERSHIP

Gables Realty Limited Partnership (the "Operating Partnership") is the entity through which Gables Residential Trust (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"), conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. In 1993, the Company was formed under Maryland law and the Operating Partnership was organized as a Delaware limited partnership to continue and to expand the multifamily apartment community management, development, construction and acquisition operations of its privately owned predecessor organization. The term "Gables Residential Group" or "Group" as used herein refers to the privately owned predecessor organization prior to the Company's initial public offering in January, 1994 (the "Initial Offering" or "IPO") and the concurrent completion of the various transactions that occurred simultaneously therewith (the "Formation Transactions"). The term "Operating Partnership" or "Gables" as used herein means Gables Realty Limited Partnership and its subsidiaries on a consolidated basis, or, where the context so requires, Gables Realty Limited Partnership only, and, as the context may require, their predecessors.

The Company was an 84.6% economic owner of the Operating Partnership as of June 30, 1997. The Company controls the Operating Partnership through Gables GP, Inc. ("GGPI"), a wholly-owned subsidiary of the Company and the sole general partner of the Operating Partnership (this structure is commonly referred to as an umbrella partnership REIT or "UPREIT"). The board of directors of GGPI, the members of which are the same as the members of the Board of Trustees of the Company, manages the affairs of the Operating Partnership by directing the affairs of GGPI. The Company's limited partner and indirect general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

The other limited partners of the Operating Partnership are persons who contributed their direct or indirect interests in certain properties to the Operating Partnership primarily in connection with the Formation Transactions. The Operating Partnership is obligated to redeem each unit of limited partnership ("Unit") held by a person other than the Company, at the request of the holder thereof, for cash equal to the fair market value of a share of the Company's common shares of beneficial interest, par value $.01 per share, at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one common share or cash. The Company presently anticipates that it will elect to issue its common shares to acquire Units presented for redemption, rather than paying cash. Such limited partners' redemption rights are reflected in "limited partners' capital interest" in the accompanying consolidated balance sheets at the cash redemption amount at the balance sheet date. With each such redemption the Company's percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues common shares or preferred shares of beneficial interest, par value $.01 per share, the Company is obligated to contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership is obligated to issue an equivalent number of Units to the Company.

Distributions to holders of Units are made to enable distributions to be made to the Company's shareholders under its dividend policy. Federal income tax laws require the Company, as a REIT, to distribute 95% of its ordinary taxable income. The Operating Partnership makes distributions to the Company to enable it to satisfy this requirement.

The Operating Partnership's third party management businesses are conducted through two subsidiaries, Central Apartment Management, Inc., a Texas corporation, and East Apartment Management, Inc., a Georgia corporation (each, a "Management Company").

                                     Page-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Dollars in Thousands, Except Per Unit Amounts)
--------------------------------------------------------------

As of June 30, 1997, Gables owned 49 completed multifamily apartment communities comprising 15,255 apartment homes, of which 32 were developed and 17 were acquired by Gables, and an indirect 25% general partner interest in two apartment communities developed by Gables comprising 663 apartment homes. In July, 1997, Gables acquired an existing apartment community comprising 126 apartment homes. Gables also owns seven multifamily apartment communities, expected to comprise 2,025 apartment homes, that are currently under development. Gables also has rights to acquire four existing multifamily apartment communities comprising 908 apartment homes. Gables is pursuing other acquisition and development opportunities in the ordinary course of business which have not yet been, or may never be, put under contract.

As of June 30, 1997, Gables owned parcels of land for the future development of four apartment communities expected to comprise an estimated 904 apartment homes. In July, 1997, Gables acquired a parcel of land for the future development of two apartment communities expected to comprise an estimated 700 apartment homes. Additionally, Gables has contracts or options to acquire additional parcels of land. There can be no assurance that Gables will acquire these land parcels, however it is Gables' intent to develop an apartment community on each such land parcel, if purchased.

2.  SECONDARY OFFERINGS AND ISSUANCES OF OPERATING PARTNERSHIP UNITS

Secondary Common Share Offerings -
---------------------------------

Since the IPO, the Company has had the following common share offerings:

              Closing Date         Shares Issued            Net Proceeds
              ------------         -------------            ------------

              October 7, 1994          444,500                  $ 9,876
                                     ---------                  -------

              October 31, 1995       4,600,000                  $94,364
                                     ---------                  -------

              March 25, 1996           879,068                  $20,630
              September 17, 1996     1,725,000                  $38,600
              September 27, 1996     1,435,000                  $34,254
                                     ---------                  -------
                     1996 Totals     4,039,068                  $93,484
                                     =========                  =======

The proceeds from these offerings were generally used (i) to reduce outstanding indebtedness under interim financing vehicles utilized to fund Gables'
development and acquisition activities and (ii) for general working capital purposes including funding of future development and acquisition activities.

Preferred Share Offering -
--------------------------

On July 24, 1997, the Company issued 4,600,000 shares of 8.30% Series A Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share). The net proceeds from this offering of approximately $111 million were contributed to the Operating Partnership in exchange for an equal number of preferred Units with similar economic rights and preferences. Gables used the net proceeds from the offering to reduce outstanding indebtedness under the interim financing vehicles discussed above.

Additional Issuances of Operating Partnership Units -
-----------------------------------------------------

On December 5, 1995, Gables acquired a parcel of land for the development of an apartment community, financed in part through the issuance of 111,074 minority units of limited partnership interest in the Operating Partnership ("Units").

                                     Page-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Dollars in Thousands, Except Per Unit Amounts)
--------------------------------------------------------------

On July 26, 1996, Gables acquired an apartment community comprising 500 apartment homes, financed in part through the issuance of 243,787 Units.

3.  BASIS OF PRESENTATION

The accompanying consolidated financial statements of Gables Realty Limited Partnership include the consolidated accounts of Gables Realty Limited Partnership and its subsidiaries. As a result of the structure of the business combination, certain partners and owners of the entities in Gables Residential Group received common shares of the Company and/or Units in the Operating Partnership. Purchase accounting was applied to the acquisition of all non-controlled interests. The acquisition of all other interests was accounted for as a reorganization of entities under common control and, accordingly, was reflected at historical cost in a manner similar to that in pooling of interests accounting. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying interim unaudited financial statements have been prepared by Gables' management in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation for these interim periods have been included. The results of operations for the interim period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the financial statements of Gables Realty Limited Partnership and Gables Residential Group and notes thereto, included in Gables Realty Limited Partnership's Registration Statement on Form 10.

4.  PROPERTY MANAGEMENT EXPENSES

Gables manages its owned properties, as well as properties owned by third parties for which Gables provides management services for a fee. Property management expenses have been allocated between owned and third party properties in the accompanying statements of operations based on the proportionate number of owned and third party apartment homes managed by Gables during the applicable periods.

5.  EXTRAORDINARY LOSS

Extraordinary loss of $712 for the six months ended June 30, 1997 represents (i) the write-off of unamortized deferred financing costs and prepaid credit enhancement fees associated with the defeasance of the tax-exempt bond financing encumbering the Club Candlewood property that was sold in January, 1997 and (ii) the write-off of unamortized deferred financing costs associated with the February 28, 1997 retirement of a conventional mortgage note payable that was scheduled to mature on September 1, 1997.

Extraordinary loss of $631 for the six months ended June 30, 1996 represents the write-off of unamortized deferred financing costs associated with the early retirement of the Company's original $175 million secured revolving credit facility (the "Original Credit Facility"). The Original Credit Facility that was scheduled to mature in January, 1997, was refinanced in March, 1996 with a new $175 million unsecured revolving credit facility (the "New Credit Facility").

6.  PER UNIT INFORMATION

Quarterly per unit information has been computed based upon the weighted average number of Units outstanding during the relevant period. The impact of outstanding share options was less than 3% dilutive in both 1997 and 1996 and, therefore, the impact on primary earnings per Unit ("EPU") has not been shown.

                                    Page-10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Dollars in Thousands, Except Per Unit Amounts)
--------------------------------------------------------------

In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (FAS 128) "Earnings per Share," which becomes effective for periods ending after December 15, 1997. FAS 128 will require dual presentation of basic and diluted EPU on the face of the income statement for all entities with complex capital structures and will require restatement of all prior period EPU data presented. The impact of FAS 128 on Gables' EPU information disclosed in the accompanying financial statements is not material.

7.  REAL ESTATE ASSETS

Real estate assets, before accumulated depreciation, are as follows:

                                   June 30, 1997          December 31, 1996
                                  Basis      Units        Basis       Units
                                  -----      -----        -----       -----
Completed properties            $787,631    15,255      $707,161     14,581
Properties under development      76,887     2,025        74,690      2,284
Land held for future development   4,087       904         2,749        648
                                --------   -------      --------     ------
              Total (a)         $868,605    18,184      $784,600     17,513
                                ========   =======      ========     ======


(a) Excludes (i) costs and units attributable to Arbors of Harbortown JV and Metropolitan Apartments JV as Gables' 25% general partner interests in these joint ventures are accounted for on the equity method of accounting and (ii) costs of approximately $4,600 for two prepaid long-term land leases which are included in other assets in the accompanying balance sheets.

The change in real estate assets from December 31, 1996 to June 30, 1997 consisted of the following:

Balance at December 31, 1996                                        $784,600
Acquisitions, including renovation expenditures                       50,992
Sale of real estate assets                                            (8,797)
Development costs incurred, including related land acquisitions       39,750
Capital expenditures for completed properties                          2,060
                                                                    --------
Balance at June 30, 1997                                            $868,605
                                                                    ========

As discussed in Note 3, purchase  accounting  was applied to the  acquisition of all non-controlled interests in connection with the IPO and Formation Transactions. The increase in basis related to such acquisition was $48,090 and was allocated to the respective property's land and building accounts. The acquisition of all other interests was accounted for as a reorganization of entities under common control, and accordingly was reflected at historical cost.

8.  DECLARATION OF DIVIDEND

On June 17, 1997, the Operating Partnership committed to distribute $0.49 per Unit with respect to the period April 1, 1997 through June 30, 1997 to unitholders of record on June 30, 1997. The total distribution of $11,249 was paid on July 14, 1997.

                                    Page-11


MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollars in Thousands, Except Per Unit Amounts)
-----------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
Overview
--------

Gables is focused within the multifamily industry in the Southeastern and Southwestern United States and its operating performance relies predominantly on net operating income from its apartment communities. Gables' net operating income is influenced by operating expenses and rental revenues, which are affected by the supply and demand dynamics within Gables' markets. Gables' performance is also affected by the general availability and cost of capital and by its ability to develop and to acquire additional apartment communities with returns in excess of its blended cost of equity and debt capital.

Gables owns apartment communities in seven core cities in Georgia, Texas and Tennessee. Gables recently entered an eighth market, Orlando, Florida, through an association with a subsidiary of the Walt Disney Company and, in connection therewith, currently has two communities under development in Orlando. Within each city, Gables targets specific submarkets for investment. These submarkets are generally characterized by their proximity to local employment centers, retail and entertainment venues and traffic arteries. Gables believes demographic trends (including job, population and household growth) in its markets in recent years have generally led to favorable demand and supply dynamics for multifamily communities. However, during any given time period these demand and supply dynamics may be less favorable in certain of Gables' markets depending on conditions influencing the specific market. Portfolio wide occupancy levels have remained high and portfolio wide rental rates have continued to increase during each of the last several years. Gables expects portfolio wide rental expenses to increase at a rate slightly ahead of inflation, and to approximate the increase in property revenues, for the coming twelve months.

As a  result  of  the  aforementioned  generally  favorable  market  conditions, management has been successful in growing the income of the stabilized properties as well as growing earnings via a combination of new development and acquisition. Management's extensive experience in new development (including site selection, zoning, construction and lease-up) and in-depth local presence affords Gables the opportunity to acquire land and develop new Class A multifamily communities. In select markets and in certain real estate cycles, management believes better returns can be generated from new development than from acquisitions of comparable properties. During other real estate cycles or in select markets, management will pursue the acquisition of existing apartment communities, specifically when the returns on investment and the potential for growth in net operating income are attractive. Additionally, Gables has been able to acquire distressed or under-managed apartment communities which, through strategic renovation and repositioning, have generally resulted in superior returns when compared to traditional acquisitions and new developments. Management believes Gables' ability to compete with other companies is significantly enhanced by its in-depth local presence and the strength of its management, development, acquisition, and construction personnel. In certain situations, management's evaluation of the growth prospects for a specific asset may result in a determination to dispose of the asset. In this event, management would intend to sell the asset and utilize the net proceeds from any such sale to invest in new assets which are expected to have better growth prospects or to reduce indebtedness. Gables maintains staffing levels sufficient to meet the existing construction, acquisition, and leasing activities. If market conditions warrant, management would anticipate adjusting staffing levels to mitigate a negative impact on results of operations.

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the notes thereto. This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results or developments could differ materially from those projected in such statements as a result of certain factors set forth in the section entitled "Certain Factors Affecting Future Operating Results" on Page 25 of this Form 10-Q and elsewhere in this report.

                                    Page-12
MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollars in Thousands, Except Per Unit Amounts)
-----------------------------------------------

Gables Realty Limited Partnership and Initial Public Offering
-------------------------------------------------------------
of Gables Residential Trust
---------------------------

Gables Realty Limited Partnership (the "Operating Partnership"), a Delaware limited partnership, was formed in 1993 to conduct the multifamily apartment community management, development, construction and acquisition operations for Gables Residential Trust (the "Company"). On January 26, 1994, the Company completed its initial public offering (the "IPO") and, in connection therewith, sold 9,430,000 common shares at a price to the public of $22.50 per common share. The net proceeds from such sale totaled approximately $190 million, a portion of which was used by the Company to acquire an economic and voting interest in the Operating Partnership, which was formed to succeed to substantially all of the interests of its privately owned predecessor organization. The Company, a self-administered and self-managed real estate investment trust ("REIT"), became the majority owner of the Operating Partnership upon the completion of the IPO. The term "Gables Residential Group" or "Group" as used herein refers to the privately owned predecessor organization prior to the completion of the Company's IPO and the concurrent completion of the various transactions that occurred simultaneously therewith (the "Formation Transactions"). The term "Operating Partnership" or "Gables" as used herein means Gables Realty Limited Partnership and its subsidiaries on a consolidated basis or, where the context so requires, Gables Realty Limited Partnership only, and, as the context may require, their predecessors.

SECONDARY OFFERINGS AND ISSUANCES  OF OPERATING PARTNERSHIP UNITS

Secondary Common Share Offerings -
--------------------------------

Since the IPO, the Company has had the following common share offerings:

       Closing Date           Shares Issued            Net Proceeds
       ------------           -------------            ------------

       October 7, 1994           444,500                  $ 9,876
                               ---------                  -------

       October 31, 1995        4,600,000                  $94,364
                               ---------                  -------

       March 25, 1996            879,068                  $20,630
       September 17, 1996      1,725,000                  $38,600
       September 27, 1996      1,435,000                  $34,254
                               ---------                  -------
              1996 Totals      4,039,068                  $93,484
                               =========                  =======

The proceeds from these offerings were generally used (i) to reduce outstanding indebtedness under interim financing vehicles utilized to fund Gables'
development and acquisition activities and (ii) for general working capital purposes including funding of future development and acquisition activities.

Preferred Share Offering -
------------------------

On July 24, 1997, the Company issued 4,600,000 shares of 8.30% Series A Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share). The net proceeds from this offering of approximately $111 million were contributed to the Operating Partnership in exchange for an equal number of preferred Units with similar economic rights and preferences (the "Series A Preferred Units"). Gables used the net proceeds from this offering to reduce outstanding indebtedness under the interim financing vehicles discussed above.

Additional Issuances of Operating Partnership Units -
---------------------------------------------------

On December 5, 1995, Gables acquired a parcel of land for the development of an apartment community, financed in part through the issuance of 111,074 minority units of limited partnership interest in the Operating Partnership ("Units").

                                    Page-13
MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollars in Thousands, Except Per Unit Amounts)
-----------------------------------------------

On July 26, 1996, Gables acquired an apartment community comprising 500 apartment homes, financed in part through the issuance of 243,787 Units.

Results of Operations
---------------------

COMPARISON OF OPERATING RESULTS OF GABLES FOR THE THREE MONTHS ENDED JUNE 30, 1997 (THE "1997 PERIOD") TO THE THREE MONTHS ENDED JUNE 30, 1996 (THE "1996 PERIOD").

Gables' net income is generated primarily from the operation of its apartment communities. For purposes of evaluating comparative operating performance, Gables categorizes its operating communities based on the period each community reaches stabilized occupancy. A community is considered by Gables to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 93% physical occupancy or (ii) one year after completion of construction.

The operating performance for all of Gables' apartment communities combined for the three months ended June 30, 1997 and 1996 is summarized as follows:

                                                              Three Months Ended June 30,
                                                     --------- ---------- ----------- ---------
                                                                               $          %
                                                       1997      1996       Change      Change
                                                     --------- ---------- ----------- ---------
RENTAL AND OTHER REVENUE:
Same store communities (1)                             $19,162   $18,685      $477       2.6%
Communities  stabilized  during  the 1997
    Period, but not  during  the 1996 Period (2)         4,425     4,149       276       6.7%
Development and lease-up communities (3)                 2,768       784     1,984     253.1%
Acquired communities (4)                                 6,114     2,145     3,969     185.0%
Sold communities (5)                                         0       825      (825)   -100.0%
                                                     ---------  --------  --------   --------
Total property revenues                                $32,469   $26,588    $5,881      22.1%
                                                     ---------  --------  --------   --------

PROPERTY OPERATING AND MAINTENANCE EXPENSE
     (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION):
Same store communities (1)                              $6,889    $6,532    $  357      5.5%
Communities stabilized during the 1997
     Period, but not during the 1996 Period  (2)         1,438     1,348        90      6.7%
Development and lease-up communities (3)                 1,105       262       843    321.8%
Acquired communities (4)                                 2,041       750     1,291    172.1%
Sold communities (5)                                         0       351      (351)  -100.0%
                                                     ---------   --------  -------   -------
Total specified expenses                               $11,473    $9,243    $2,230     24.1%
                                                     ---------   --------  -------   -------

Revenues in excess of specified expenses               $20,996   $17,345    $3,651     21.0%
                                                     =========   ========  =======   =======

Revenues in excess of specified expenses
     as a percentage of total property revenues          64.7%     65.2%     ---       -0.5%
                                                     =========   ========  =======   =======

(1) Communities which were owned and fully stabilized throughout both the 1997 Period and 1996 Period.
(2) Communities which were completed and fully stabilized during all of the 1997 Period, but were not completed and fully stabilized during all of the 1996 Period.
(3) Communities in the development and/or lease-up phase which were not fully stabilized during all or any of the 1997 Period.
(4)  Communities which were acquired subsequent to April 1, 1996.
(5)  Communities which were sold subsequent to April 1, 1996.

                                    Page-14
MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollars in Thousands, Except Per Unit Amounts)
-----------------------------------------------

Total property revenues increased $5,881, or 22.1%, from $26,588 to $32,469 due primarily to increases in the number of apartment homes resulting from the development and acquisition of additional communities and to increases in rental rates on communities stabilized throughout both periods ("same store"). Below is additional information regarding the increases in total property revenues for three of the five community categories presented in the preceding table:

Same store communities:

                                                         Increase        Percent
                                                        (Decrease)       Increase
                              Number of                  in Total     (Decrease) in    Occupancy      Increase
               Number of      Apartment     Percent      Property     Total Property   During the   (Decrease) in
Market        Communities       Homes      of Total      Revenues        Revenues     1997 Period     Occupancy
------        -----------       -----      --------      --------        --------     -----------     ---------

Houston            10           3,512            36%       $241            3.7%          94.0%          -0.8%
Atlanta            12           3,470            36%        149            2.1%          95.4%           0.1%
Dallas              4           1,089            11%         86            4.0%          95.3%           1.3%
Nashville           3             912             9%         (6)          -0.4%          96.0%           0.8%
Memphis             1             464             5%          1            0.1%          94.6%          -2.7%
Austin              1             276             3%          6            1.0%          95.8%           3.3%
              -------         -------        -------    -------         -------        -------        -------
                   31           9,723           100%       $477            2.6%          94.9%           0.0%
              =======         =======        =======    =======         =======        =======        =======

Communities stabilized during the 1997 Period but not during the 1996 Period:

                                                       Increase
                                                      (Decrease)
                                Number of              in Total     Occupancy
                  Number of     Apartment   Percent    Property     During the
  Market         Communities      Homes     of Total   Revenues    1997 Period
  ------         -----------      -----     --------   --------    -----------

  San Antonio         2            544         29%        $125        90.9%
  Atlanta             1            384         20%         (51)       93.5%
  Austin              1            256         14%          42        94.9%
  Nashville           1            254         14%          38        96.1%
  Houston             1            246         13%          48        91.3%
  Dallas              1            188         10%          74        94.3%
                -------        -------     -------     -------      -------
                      7          1,872        100%        $276        93.2%
                =======        =======     =======     =======      =======

Development and lease-up communities:

                                                     Increase
                              Number of              In Total    Occupancy
                Number of     Apartment    Percent   Property    During the
Market         Communities      Homes     of Total   Revenues   1997 Period
------         -----------      -----     --------   --------   -----------

Atlanta             3             862        45%       $ 369       34.4%
Memphis             2             490        25%         942       85.5%
Dallas              1             300        16%         432       86.9%
Austin              1             273        14%         241       27.2%
              -------         -------    -------     -------     -------
                    7           1,925       100%      $1,984       51.9%
              =======         =======    =======     =======     =======

                                    Page-15


MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollars in Thousands, Except Per Unit Amounts)
-----------------------------------------------

Other revenues decreased $283, or 18.2%, from $1,555 to $1,272 due to (i) $230 of non-recurring net revenues generated from certain corporate apartment home leases entered into in connection with the 1996 Olympic games held in Atlanta and (ii) a decrease in property management revenues of $238, or 24.2%, from $985 to $747 resulting from a net decrease of properties managed by Gables for third parties primarily due to these properties being sold by the owners. Such decreases were offset in part by an increase in revenues in the 1997 Period related to the provision of certain ancillary services.

Property operating and maintenance expense (exclusive of depreciation and amortization) increased $2,230, or 24.1%, from $9,243 to $11,473 due to an increase in apartment homes resulting from the development and acquisition of additional communities and an increase in property operating and maintenance expense for same store communities of 5.5%. The same store increase in operating expenses represents inflationary increases in expenses and increased marketing and redecorating expenses in certain of Gables' markets. Gables anticipates that property operating and maintenance expense for same store communities will generally increase at a rate slightly ahead of inflation for the coming twelve months.

Depreciation and amortization expense increased $1,118, or 24.5%, from $4,564 to $5,682 due primarily to the completion of newly developed communities and acquisition of other communities.

Property management expense for owned communities and third party properties on a combined basis decreased $112, or 8.0%, from $1,404 to $1,292 due primarily to certain non-recurring expense savings in the 1997 Period, offset in part by inflationary increases in expenses. Gables allocates property management expenses to both owned communities and third party properties based on the proportionate share of total apartment homes and units managed.

General and administrative expense decreased $89, or 10.3%, from $863 to $774 due primarily to the timing of the recordation of certain expenses.

Interest expense increased $1,216, or 23.5%, from $5,183 to $6,399 due to an increase in operating debt associated with newly developed or acquired communities in addition to communities currently in the lease-up phase. These increases in interest expense have been offset in part as a result of the offerings the Company has consummated between periods, the proceeds of which have been primarily used to reduce indebtedness.

Net income increased $1,376, or 21.0%, from $6,549 to $7,925 primarily due to the reasons discussed above.

                                    Page-16

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollars in Thousands, Except Per Unit Amounts)
-----------------------------------------------

Results of Operations
---------------------

COMPARISON OF OPERATING RESULTS OF GABLES FOR THE SIX MONTHS ENDED JUNE 30, 1997 (THE "1997 PERIOD") TO THE SIX MONTHS ENDED JUNE 30, 1996 (THE "1996 PERIOD").

Gables' net income is generated primarily from the operation of its apartment communities. For purposes of evaluating comparative operating performance, Gables categorizes its operating communities based on the period each community reaches stabilized occupancy. A community is considered by Gables to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 93% physical occupancy or (ii) one year after completion of construction.

The operating performance for all of Gables' apartment communities combined for the six months ended June 30, 1997 and 1996 is summarized as follows:

                                                                Six Months Ended June 30,
                                                         --------- ---------- ---------- ------------
                                                                                  $           %
                                                           1997       1996      Change      Change
                                                         --------- ---------- ---------- ------------
RENTAL AND OTHER REVENUE:
Same store communities (1)                                $36,520    $35,738  $     782       2.2%
Communities  stabilized  during  the 1997
     Period,  but not  during  the 1996 Period (2)         10,249      8,981      1,268      14.1%
Development and lease-up communities (3)                    4,632      1,131      3,501     309.5%
Acquired communities (4)                                   11,714      2,145      9,569     446.1%
Sold communities (5)                                          175      1,793     (1,618)    -90.2%
                                                         --------   --------   --------   --------
Total property revenues                                   $63,290    $49,788    $13,502      27.1%
                                                         ========   ========   ========   ========

PROPERTY OPERATING AND MAINTENANCE EXPENSE
     (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION):
Same store communities (1)                                $13,339    $12,623    $   716       5.7%
Communities stabilized during the 1997
     Period, but not during the 1996 Period  (2)            3,160      2,776        384      13.8%
Development and lease-up communities (3)                    1,932        370      1,562     422.2%
Acquired communities (4)                                    3,985        750      3,235     431.3%
Sold communities (5)                                          115        794       (679)   - 85.5%
                                                         --------   --------   --------   ---------
Total specified expenses                                  $22,531    $17,313     $5,218      30.1%
                                                         --------   --------   --------   ---------

Revenues in excess of specified expenses                  $40,759    $32,475     $8,284      25.5%
                                                         --------   --------   --------   ---------
Revenues in excess of specified expenses
as a percentage of total  property revenues                 64.4%      65.2%     ----         -0.8%
                                                         ========   ========   ========   =========

(1) Communities which were owned and fully stabilized throughout both the 1997 Period and 1996 Period.
(2) Communities which were completed and fully stabilized during all of the 1997 Period, but were not completed and fully stabilized during all of the 1996 Period.
(3) Communities in the development and/or lease-up phase which were not fully stabilized during all or any of the 1997 Period.
(4)  Communities which were acquired subsequent to January 1, 1996.
(5)  Communities which were sold subsequent to January 1, 1996.

                                    Page-17

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollars in Thousands, Except Per Unit Amounts)
-----------------------------------------------


Total property revenues increased $13,502, or 27.1%, from $49,788 to $63,290 due primarily to increases in the number of apartment homes resulting from the development and acquisition of additional communities and to increases in rental rates on communities stabilized throughout both periods ("same store"). Below is additional information regarding the increases in total property revenues for three of the five community categories presented in the preceding table:

Same store communities:

                                                         Increase        Percent
                                                        (Decrease)       Increase
                              Number of                  in Total     (Decrease) in    Occupancy      Increase
               Number of      Apartment     Percent      Property     Total Property   During the   (Decrease) in
Market        Communities       Homes      of Total      Revenues        Revenues     1997 Period     Occupancy
------        -----------       -----      --------      --------        --------     -----------     ---------
Houston            10           3,512            37%       $417            3.2%          94.2%          -0.2%
Atlanta            11           3,159            33%        308            2.5%          94.4%          -0.4%
Dallas              4           1,089            12%         93            2.2%          94.0%           0.6%
Nashville           3             912            10%         26            0.8%          96.3%           0.3%
Memphis             1             464             5%        (37)          -2.3%          93.2%          -3.9%
Austin              1             276             3%        (25)          -2.2%          91.5%          -0.5%
              -------         -------        -------    -------         -------       --------        -------
                   30           9,412           100%       $782            2.2%          94.3%          -0.3%
              =======         =======        =======    =======         =======       ========        =======

Communities stabilized during the 1997 Period but not during the 1996 Period:

                                                         Increase
                                                       (Decrease)
                                Number of               in Total      Occupancy
                  Number of     Apartment    Percent    Property     During the
  Market         Communities      Homes     of Total    Revenues     1997 Period
  ------         -----------      -----     --------    --------     -----------

  Atlanta             2            695          32%      $ (62)         93.4%
  San Antonio         2            544          25%        347          91.7%
  Austin              1            256          12%        265          96.2%
  Nashville           1            254          12%        333          95.8%
  Houston             1            246          11%        125          94.1%
  Dallas              1            188           8%        260          93.3%
                -------        -------      -------    -------       --------
                      8          2,183         100%     $1,268          93.8%
                =======        =======      =======    =======       ========

Development and lease-up communities:

                                                        Increase
                                 Number of              In Total    Occupancy
                   Number of     Apartment    Percent   Property    During the
   Market         Communities      Homes     of Total   Revenues   1997 Period
   ------         -----------      -----     --------   --------   -----------

   Atlanta             3             862        45%           $576    33.5%
   Memphis             2             490        25%          1,690    74.2%
   Dallas              1             300        16%            940    82.6%
   Austin              1             273        14%            295    19.3%
                 -------         -------    -------        -------  -------
                       7           1,925       100%         $3,501    49.1%
                 =======         =======    =======        =======  =======

                                    Page-18

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollars in Thousands, Except Per Unit Amounts)
-----------------------------------------------

Other revenues decreased $114, or 4.1%, from $2,797 to $2,683 due to (i) $230 of non-recurring net revenues generated from certain corporate apartment home leases entered into in connection with the 1996 Olympic games held in Atlanta and (ii) a decrease in property management revenues of $419, or 21.3%, from $1,965 to $1,546 resulting from a net decrease of properties managed by Gables for third parties primarily due to these properties being sold by the owners. Such decreases were offset in part by an increase in revenues in the 1997 Period related to the provision of certain ancillary services.

Property operating and maintenance expense (exclusive of depreciation and amortization) increased $5,218, or 30.1%, from $17,313 to $22,531 due to an increase in apartment homes resulting from the development and acquisition of additional communities and an increase in property operating and maintenance expense for same store communities of 5.7%. The same store increase in operating expenses represents inflationary increases in expenses and increased marketing and redecorating expenses in certain of Gables' markets. Gables anticipates that property operating and maintenance expense for same store communities will generally increase at a rate slightly ahead of inflation for the coming twelve months.

Depreciation and amortization expense increased $2,723, or 32.8%, from $8,296 to $11,019 due primarily to the completion of newly developed communities and acquisition of other communities.

Property management expense for owned communities and third party properties on a combined basis decreased $70, or 2.5%, from $2,830 to $2,760 due primarily to certain non-recurring expense savings in the 1997 Period, offset in part by inflationary increases in expenses. Gables allocates property management expenses to both owned communities and third party properties based on the proportionate share of total apartment homes and units managed.

General and administrative expense increased $78, or 4.9%, from $1,577 to $1,655 due primarily to inflationary increases in expenses.

Interest expense increased $3,223, or 35.8%, from $8,991 to $12,214 due to an increase in operating debt associated with newly developed or acquired communities in addition to communities currently in the lease-up phase. These increases in interest expense have been offset in part as a result of the offerings the Company has consummated between periods, the proceeds of which have been primarily used to reduce indebtedness.

Gain on sale of real estate assets of $4,858 in the 1997 Period represents the gain generated in connection with the January, 1997 sale of Club Candlewood, a community comprised of 486 apartment homes.

Extraordinary loss of $712 in the 1997 Period represents (i) the write-off of unamortized deferred financing costs and prepaid credit enhancement fees associated with the defeasance of the tax-exempt bond financing encumbering the Club Candlewood property that was sold in January, 1997 and (ii) the write-off of unamortized deferred financing costs associated with the February 28, 1997 retirement of a conventional mortgage note payable that was scheduled to mature on September 1, 1997.

Net income increased $7,279, or 59.4%, from $12,244 to $19,523 primarily due to the reasons discussed above.

                                    Page-19

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollars in Thousands, Except Per Unit Amounts)
-----------------------------------------------

Liquidity and Capital Resources
-------------------------------

Gables' net cash provided by operating activities increased from $24,392 for the six months ended June 30, 1996 to $24,614 for the six months ended June 30, 1997, due to (i) an increase of $5,019 in income before certain non-cash items including depreciation, amortization, equity in income of joint ventures, gain on sale of real estate assets, long-term compensation expense and extraordinary losses, (ii) the change in restricted cash between periods of $625 and (iii) the change in other assets between periods of $435. Such increases were offset in part by the change in other liabilities between periods of $5,857.

Gables' net cash used in investing activities decreased from $120,502 for the six months ended June 30, 1996 to $60,992 for the six months ended June 30, 1997 primarily due to (i) decreased development activities in 1997 when compared to 1996 and (ii) increased net proceeds from the sale of real estate assets in 1997 when compared to 1996. During the six months ended June 30, 1997, Gables expended approximately $40.9 million related to development expenditures, including related land acquisitions; approximately $29.0 million for the acquisition of an existing apartment community; approximately $2.1 million related to capital expenditures for operating apartment communities; and approximately $0.5 million related to renovation expenditures.

Gables' net cash provided by financing activities decreased from $95,862 for the six months ended June 30, 1996 to $34,945 for the six months ended June 30, 1997, due primarily to decreased development activities in 1997 and the $12.3 million of net sales proceeds generated from the January, 1997 sale of Club Candlewood, a community comprised of 486 apartment homes. During the six months ended June 30, 1997, Gables had net borrowings of $57.0 million which were used in conjunction with the $12.3 million of net sales proceeds primarily to fund Gables' development and acquisition activities discussed previously. These proceeds from financing activities were offset in part by the payment of the fourth quarter 1996 and the first quarter of 1997 distributions totaling approximately $22.4 million.

Gables elected to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1994. REITs are subject to a number of organization and operational requirements, including a requirement that they currently distribute 95% of their ordinary taxable income. Provided Gables maintains its qualification as a REIT, the Company generally will not be subject to Federal income tax on distributed net income.

As of June 30, 1997, Gables had total indebtedness of $447,350, cash and cash equivalents of $2,952 and principal escrow deposits reflected in restricted cash of $1,553. Gables' indebtedness includes $211,598 in conventional fixed-rate mortgage notes payable secured by individual properties, a $40,000 term loan, $105,080 in tax-exempt bond indebtedness and $90,672 in borrowings outstanding under its Credit Facilities. Gables' indebtedness has an average of 6.7 years to maturity at June 30, 1997. Excluding monthly principal amortization payments, over the next five years Gables has the following scheduled debt maturities for indebtedness outstanding at June 30, 1997:

                        1997          $     672
                        1998                  0
                        1999                  0
                        2000            134,930
                        2001             40,000

The debt maturities in 1997 of $672 relate to outstanding indebtedness under the $20 Million Credit Facility which will be extended pursuant to Gables' unlimited one-year extension options. The debt maturities in 2000 totaling $134,930 consist of $90,000 of outstanding indebtedness under the $175 Million Credit Facility and $44,930 of four variable-rate notes payables securing tax-exempt bonds. In July, 1997, Gables issued the Series A Preferred Units; the $111 million net proceeds from such issuance were used to paydown outstanding borrowings under the Credit Facilities. Additionally, the $175 million Credit Facility has two remaining one-year extension options.

                                    Page-20

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollars in Thousands, Except Per Unit Amounts)
-----------------------------------------------

The tax-exempt bonds are subject to mandatory redemption on the termination dates of letters of credit securing the bonds, each of which is March, 2000. Three of the underlying bond issues mature in December, 2007 and the fourth underlying bond issue matures in August, 2024. Gables expects to be able to remarket such bonds on or prior to March, 2000.

Gables' distributions through the second quarter of 1997 have been paid from cash provided by operating activities. Gables anticipates that distributions will continue to be paid on a quarterly basis from cash provided by operating activities.

In January, 1997, Gables sold one of its communities, Club Candlewood, comprising 486 apartment homes. The net sales proceeds were used to (i) defease the related tax-exempt bond indebtedness which had a principal balance of $6,975 at December 31, 1996 and (ii) paydown outstanding borrowings under Gables' Credit Facilities.

On October 1, 1996, Gables invested $21.5 million in an apartment community comprising 232 apartment homes via a mortgage note receivable. In January, 1997, Gables acquired the apartment community from the borrower, and the mortgage note receivable was repaid in full.

In May, 1997, Gables acquired an apartment community comprising 438 apartment homes. The acquisition costs of approximately $29 million were funded through borrowings under Gables' Credit Facilities.

In July, 1997, Gables issued the Series A Preferred Units. The net proceeds from such issuance were approximately $111 million and were used to paydown outstanding borrowings under Gables' Credit Facilities.

In July, 1997, Gables acquired an apartment community comprising 126 apartment homes and a parcel of land for the future development of two communities expected to comprise an estimated 700 apartment homes. The acquisition costs totaling approximately $25 million were funded primarily through borrowings under Gables' Credit Facilities.

Gables has met and expects to continue to meet its short-term liquidity requirements generally through net cash provided by operations. Gables' net cash provided by operations has been adequate and Gables believes that it will continue to be adequate to meet both operating requirements and payment of distributions in accordance with REIT requirements. The budgeted expenditures for improvements and renovations to the communities, in addition to monthly principal amortization payments, are also expected to be funded from net cash provided by operations. Gables anticipates construction and development activities and land purchases will be initially funded primarily through borrowings under its Credit Facilities described below.

Gables expects to meet certain of its long-term liquidity requirements, such as scheduled debt maturities, repayment of short-term financing of construction and development activities and possible property acquisitions, through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities or through the disposition of assets which, in management's evaluation, may no longer meet Gables' investment requirements.

$175 Million Credit Facility
----------------------------

In conjunction with the IPO, Gables closed a $175 million three-year revolving credit facility (the "Original Credit Facility") which had an initial maturity of January, 1997. Borrowings under the Original Credit Facility were recourse to Gables and bore interest at LIBOR plus 1.90% (reduced from 2.25% in December, 1994). Additionally, fees associated with letters of credit issued thereunder for Gables' tax-exempt variable-rate bonds were 1.25% per annum (reduced from 1.50% in July, 1995).

                                    Page-21

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollars in Thousands, Except Per Unit Amounts)
-----------------------------------------------

In March, 1996, Gables closed a new $175 million unsecured revolving credit facility (the "New Credit Facility" or "$175 Million Credit Facility") that replaced the Original Credit Facility. Although the New Credit Facility is unsecured, there were certain designated real estate assets that had escrowed mortgages that were released promptly after the attainment of implied senior unsecured debt ratings of BBB from Standard and Poor's and Baa2 from Moody's Investors Service (the "Credit Ratings"). The New Credit Facility has an initial term of three years and three one-year extension options. Gables has exercised the first of its one-year extension options resulting in a maturity date for the facility of March, 2000. Borrowings bore interest at LIBOR plus 1.50% (reduced from 1.65% in November, 1996) through April, 1997 and letter of credit fees for Gables' tax-exempt variable-rate bonds are 1.00% per annum. In April, 1997, Gables' borrowing costs under the facility were reduced to LIBOR plus 1.10% in connection with the attainment of the Credit Ratings. Under the facility, up to $50 million is available to provide credit enhancements on outstanding tax-exempt bond issues and all remaining amounts are available for borrowings. Gables' availability under the facility is limited to the lesser of the total $175 million commitment or the borrowing base. The borrowing base available under the facility is currently based on the value of Gables' unencumbered real estate assets as compared to the amount of Gables' unsecured indebtedness. As of June 30, 1997, Gables had approximately $45.8 million of letters of credit issued under the facility and had $90.0 million in borrowings outstanding thereunder and, therefore, had $39.2 million of remaining capacity on the $175 million available commitment.

$20 Million Credit Facility
---------------------------

In November, 1996, Gables closed an unsecured revolving credit facility that currently provides for up to $20 million in borrowings. This facility has an initial term of one year and has unlimited one-year extension options. Borrowings bore interest under this facility at LIBOR plus 1.50% through April, 1997. In April, 1997, Gables' borrowing costs were reduced to LIBOR plus 1.10% in connection with the attainment of the Credit Ratings. As of June 30, 1997, Gables had approximately $672 in borrowings outstanding under this facility.

Restrictive Covenants
---------------------

Certain of Gables' debt agreements contain customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions in excess of stated amounts, which in turn restricts the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 95% of the Operating Partnership's consolidated income available for distribution (as defined in the related agreement) exclusive of distributions of capital gains for such year. The applicable debt agreements contain exceptions to these limitations to allow the Operating Partnership to make any distributions necessary to allow the Company to maintain its status as a REIT. Gables does not anticipate that this provision will adversely effect the ability of the Operating Partnership to make distributions or the Company to declare dividends, as currently anticipated.

                                    Page-22


MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollars in Thousands, Except Per Unit Amounts)
-----------------------------------------------

COMPLETED COMMUNITIES IN LEASE-UP AND DEVELOPMENT COMMUNITIES AT JUNE 30, 1997

Gables' current developments and lease-up activities for communities that had not reached stabilized occupancy as of June 30, 1997 are summarized below:

                  Actual /                                                Actual /    Actual /     Actual /
                 Estimated    Total                                      Estimated   Estimated    Estimated     Estimated
                 Number of   Budgeted    Percent                          Quarter    Quarter of    Quarter      Quarter of
                 Apartment     Cost    Construction  Percent  Percent   Construction  Initial   Construction    Stabilized
Community          Homes    (millions)   Complete     Leased  Occupied   Commenced   Occupancy     Ended        Occupancy
---------          -----    ----------   --------     ------  --------   ---------   ---------     -----        ---------
                    (A)                                                                                            (B)
COMPLETED COMMUNITIES IN LEASE-UP

None

DEVELOPMENT COMMUNITIES

Atlanta, GA
-----------
Gables Vinings       315    $24.7         98%         49%       38%    2 Q 1996     1 Q 1997     3 Q 1997      4 Q 1997
Roswell Gables II    284     21.7         88%         33%       24%    2 Q 1996     2 Q 1997     1 Q 1998      1 Q 1998
Gables at Sugarloaf  386     28.6          3%        ---       ---     2 Q 1997     1 Q 1998     1 Q 1999      2 Q 1999

Austin, TX
----------
Gables Central Park  273     19.6         98%         60%       43%    2 Q 1996     1 Q 1997     3 Q 1997      4 Q 1997
Gables Bluffstone    256     20.1         19%        ---       ---     1 Q 1997     1 Q 1998     3 Q 1998      4 Q 1998

Orlando, FL
-----------
Gables Commons       280     21.7          5%        ---       ---     2 Q 1997     1 Q 1998     4 Q 1998      1 Q 1999
Gables Celebration   231     21.3        ---         ---       ---     3 Q 1997     1 Q 1998     4 Q 1998      4 Q 1998
                   -----   ------
       Totals      2,025   $157.7
                   -----   ------


The following is a "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. The projections and estimates contained in the table above are forward-looking statements. These forward-looking statements involve risks and uncertainties and actual results may differ materially from those projected in such statements. Risks associated with Gables' development, construction, and lease-up activities, which could impact the forward-looking statements made, include: development opportunities may be abandoned; construction costs of a community may exceed original estimates, possibly making the community uneconomical; and construction and lease-up may not be completed on schedule, resulting in increased debt service and construction costs.


(A) Total Budgeted Cost includes all capitalized costs incurred and projected to be incurred to develop the respective community presented in accordance with generally accepted accounting principles, including land acquisition costs, construction costs, real estate taxes, interest and loan fees, permits, professional fees, allocated development overhead, and other regulatory fees.

(B) Stabilized occupancy is defined as the earlier to occur of (i) 93% physical occupancy or (ii) one year after completion of construction.

                                    Page-23

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollars in Thousands, Except Per Unit Amounts)
-----------------------------------------------

Stabilized Apartment Communities at June 30, 1997
-------------------------------------------------

                                     Number of                             Scheduled Rent Per
           Community                   Homes       Occupancy           Unit          Square Foot
           ---------                   -----       ---------           ----          -----------
        Houston, TX
        -----------
        Baybrook Village                776             97%            $548            $0.69
        Gables Bradford Place           372             95%             703             0.82
        Gables Bradford Pointe          360             98%             616             0.80
        Gables CityPlaza                246             95%             828             0.94
        Gables Cityscape                252             97%             885             1.04
        Gables CityWalk/Waterford Sq.   317             97%             881             1.09
        Gables Edgewater                292             92%             780             0.89
        Gables Meyer Park               345             93%             845             0.98
        Gables Piney Point              246             93%             891             0.96
        Gables Pin Oak Green            582             97%             944             0.93
        Gables Pin Oak Park             477             96%             961             0.94
        Gables River Oaks               228             97%           1,312             1.08
        Metropolitan Uptown   (JV)      318             98%             978             1.07
        Rivercrest                      140             99%             693             0.82
        Westhollow Park                 412             92%             572             0.64
                                    -------         -------         -------          -------
                                      5,363             96%             803             0.89

        Atlanta, GA
        -----------
        Briarcliff Gables               104             98%           1,062             0.86
        Buckhead Gables                 162             97%             783             1.03
        Dunwoody Gables                 311             98%             785             0.84
        Gables Cinnamon Ridge           200             94%             627             0.65
        Gables Cityscape                192             95%             806             0.97
        Gables Over Peachtree           263             92%             988             1.08
        Gables Wood Arbor               140             98%             681             0.75
        Gables Wood Crossing            268             97%             706             0.74
        Gables Wood Glen                380             94%             657             0.66
        Gables Wood Knoll               312             96%             699             0.70
        Gables Wood Mill                438             94%             767             0.83
        Lakes at Indian Creek           603             95%             563             0.62
        Roswell Gables I                384             95%             795             0.73
        Spalding Gables                 252             96%             839             0.85
        Wildwood Gables                 546             98%             808             0.71
                                    -------         -------         -------         --------
                                      4,555             95%             748             0.77

        Dallas, TX
        ----------
        Arborstone                      536             95%             476             0.67
        Gables at Pearl Street          108             98%           1,401             1.29
        Gables CityPlace                232             96%           1,332             1.27
        Gables Green Oaks               300             92%             814             0.85
        Gables Preston                  126             93%           1,051             0.96
        Gables Spring Park              188             100%            949             0.90
        Gables Turtle Creek             150             96%           1,243             1.24
        Gables Valley Ranch             319             98%             920             0.90
                                    -------         -------         -------         --------
                                      1,959             96%             893             0.95

        Memphis, TN
        -----------
        Arbors of Harbortown (JV)       345             97%             793             0.80
        Gables Cordova                  464             95%             656             0.70
        Gables Germantown               252             97%             871             0.75
        Gables Quail Ridge              238             92%             793             0.66
        Gables Stonebridge              500             97%             634             0.72
                                    -------         -------         -------         --------
                                      1,799             96%             724             0.73

        Nashville, TN
        -------------
        Brentwood Gables                254             97%             888             0.78
        Gables Hendersonville           364             97%             649             0.69
        Gables Hickory Hollow  I        272             96%             633             0.70
        Gables Hickory Hollow II        276             96%             633             0.67
                                   --------         -------         -------         --------
                                      1,166             96%             693             0.71



        San Antonio, TX
        ---------------
        Gables Colonnade I              312             98%             777             0.85
        Gables Wall Street              232             93%             799             0.84
                                   --------         -------         -------          -------
                                        544             96%             786             0.85
        Austin, TX
        ----------
        Gables Great Hills              276             93%             773             0.93
        Gables Town Lake                256             91%           1,056             1.13
                                   --------         -------         -------          -------
                                        532             92%             909             1.03

                TOTALS               15,918             96%            $784            $0.83
                                   ========         =======         =======          =======

                                    Page-24

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollars in Thousands, Except Per Unit Amounts)
-----------------------------------------------

Portfolio Indebtedness Summary and Interest Rate Protection Agreement Summary

A summary of Gables' portfolio indebtedness and interest rate protection agreements as of June 30, 1997 follows:

Portfolio Indebtedness Summary
------------------------------

                                      Percentage  Interest  Total   Years to
Type of Indebtedness         Balance   of Total   Rate (A) Rate (B) Maturity
--------------------         -------   --------   -------- -------  --------


Conventional fixed-rate (C) $251,598    56.2%       7.87%    7.87%    7.70
Tax-exempt fixed-rate         60,150    13.5%       6.50%    6.62%   11.17
                            -------- --------    -------- -------- -------
     Total fixed-rate       $311,748    69.7%       7.60%    7.63%    8.37
                            -------- --------    -------- -------- -------

Tax-exempt variable-rate     $44,930    10.0%       4.20%    5.20%    2.75
                            -------- --------    -------- -------- -------

Credit facilities            $90,672    20.3%       6.79%    6.79%    2.73
                            -------- --------    -------- -------- -------

Total portfolio debt(D),(E) $447,350   100.0%       7.10%    7.21%    6.66
                            ======== ========    ======== ======== =======


(A) Interest Rate represents the weighted average interest rate incurred on the indebtedness, exclusive of deferred financing cost amortization and credit enhancement fees, as applicable.

(B) Total Rate represents the Interest Rate (A) plus credit enhancement fees, as applicable.

(C) Conventional fixed-rate debt includes $40,000 of financing which bears interest at LIBOR plus a spread of 1.10%. Such financing is effectively fixed at an all-in rate of 6.45% after the application of $40,000 of the $44,530 interest rate cap and swap arrangements described below.

(D) Interest associated with construction activities is capitalized as a cost of development and does not impact current earnings. The qualifying construction expenditures at June 30, 1997 for purposes of interest capitalization were $59,959.

(E) Excludes $16.4 million of tax-exempt bonds and $17.0 million of outstanding conventional indebtedness related to joint ventures in which Gables owns a 25% interest.

Interest Rate Protection Agreement Summary
------------------------------------------

                              Notional     Strike/Swap  Effective Termination
Description of Agreement       Amount       Price (F)     Date       Date
------------------------       ------       ---------     ----       ----

LIBOR, 30-day - "Rate Cap"     $44,530       6.25%      01/27/94   01/30/99

LIBOR, 30-day - "Rate Swap"    $44,530       5.35%      08/30/96   08/30/99  (G)

LIBOR, 30-day - "Rate Cap"     $50,000       6.45%      01/30/97   12/31/97

LIBOR, 30-day - "Rate Swap"    $25,000       5.76%      02/27/98   02/28/00  (H)

(F)  The 30-day LIBOR rate in effect at month-end was 5.69%.

(G) This arrangement is a knock-out swap agreement which fixes the Company's underlying 30-day LIBOR rate at 5.35%. The swap terminates upon the earlier to occur of (i) the termination date or (ii) a rate reset date on which the 30-day LIBOR rate is 6.26% or higher.

(H) This arrangement is a knock-out swap agreement which fixes the Company's underlying 30-day LIBOR rate at 5.76%. The swap terminates upon the earlier to occur of (i) the termination date or (ii) a rate reset date on which the 30-day LIBOR rate is 6.70% or higher.

                                    Page-25

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollars in Thousands, Except Per Unit Amounts)
-----------------------------------------------

Book Value of Assets and Partners' Capital
------------------------------------------

The application of historical cost accounting in accordance with GAAP for Gables' UPREIT structure results in an understatement of total assets and partners' capital compared to the amounts that would be recorded via the application of purchase accounting in accordance with GAAP had Gables not been organized as an UPREIT. Management believes it is imperative to understand this difference when evaluating the book value of assets and partners' capital. The understatement of basis related to this difference in organizational structure at June 30, 1997 is $112,494, exclusive of the effect of depreciation. Accordingly, on a pro forma basis, the real estate assets before accumulated depreciation, total assets and total partners' capital (including limited partners' capital interest at redemption value) as of June 30, 1997 would be $981,099, $923,386, and $444,223, respectively, if such $112,494 value was reflected.

Inflation
---------

Substantially all of Gables' leases at the communities are for a term of one year or less, which may enable Gables to seek increased rents upon renewal of existing leases or commencement of new leases in times of rising prices. The short-term nature of these leases generally serves to lessen the impact of cost increases arising from inflation.

Certain Factors Affecting Future Operating Results
--------------------------------------------------

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results or developments could differ materially from those projected in such statements. Certain factors that might cause such a difference include, but are not limited to, the following: development opportunities may be abandoned; construction costs of a community may exceed original estimates; construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs and reduced rental revenues; occupancy rates and rents may be adversely affected by local economic and market conditions; financing may not be available on favorable terms; Gables' cash flow may be insufficient to meet required payments of principal and interest; and existing indebtedness may not be able to be refinanced or the terms of such refinancing may not be as favorable as the terms of existing indebtedness.

SUPPLEMENTAL DISCUSSION -
Funds From Operations and Adjusted Funds From Operations
--------------------------------------------------------

Gables considers funds from operations ("FFO") to be a useful performance measure of the operating performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Gables believes that in order to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with net income as presented in the financial statements and data included elsewhere in this report. Gables computes FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO as defined by NAREIT represents net income (loss) determined in accordance with GAAP, excluding gains or losses from sales of assets or debt restructuring, plus certain non-cash items, primarily real estate depreciation, and after adjustments for unconsolidated partnerships and joint ventures. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, Gables' FFO is comparable to the FFO of real estate companies that use the NAREIT definition. Adjusted funds from operations ("AFFO") is defined as FFO less capital expenditures funded by operations. FFO and AFFO should not be considered as alternatives to net income as indicators of Gables' operating performance or as alternatives to cash flows as measures of liquidity. FFO does not measure whether cash flow is sufficient to fund all of Gables' cash needs including principal amortization, capital expenditures, and distributions to shareholders and unitholders. Additionally, FFO does not represent cash flows from operating, investing or financing activities as defined by GAAP.

                                    Page-26

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollars in Thousands, Except Per Unit Amounts)
-----------------------------------------------

RECONCILIATION OF FUNDS FROM OPERATIONS AND ADJUSTED FUNDS FROM OPERATIONS

A reconciliation of funds from operations and adjusted funds from operations follows:

                                               For the three months ended   For the six months ended
                                                         June 30                    June 30
                                                         -------                    -------
                                                    1997        1996          1997         1996
                                                    ----        ----          ----         ----
RECONCILIATION:
Net income ...................................   $  7,925   $  6,549        $ 19,523    $ 12,244

Extraordinary loss ...........................          0          0             712         631

Gain on sale of real estate assets ...........          0          0          (4,858)          0

Real estate asset depreciation:
   Wholly-owned real estate assets ...........      5,553      4,464          10,786       8,095
   Joint venture real estate assets ..........         56         54             111         108
                                                  -------    -------         -------     -------
          Total ..............................      5,609      4,518          10,897       8,203
                                                  -------    -------         -------     -------

Funds from operations ........................   $ 13,534   $ 11,067        $ 26,274    $ 21,078
                                                  -------    -------         -------     -------

Capital expenditures for operating apartments:
  Carpet .....................................        401        281             772         508
  Roofing ....................................         81        102             105         115
  Exterior painting ..........................         56         86              56          86
  Appliances .................................         38         25              85          50
  Other additions/improvements ...............        569        680           1,042       1,054
                                                  -------    -------         -------     -------
    Total ....................................      1,145      1,174           2,060       1,813
                                                  -------    -------         -------     -------

Adjusted funds from operations ...............   $ 12,389   $  9,893        $ 24,214    $ 19,265
                                                  =======    =======         =======     =======

                                    Page-27




Part II - Other Information


         Item 1:    Legal Proceedings

                    None

         Item 2:    Changes in Securities

                    On July 24, 1997, the Company used the proceeds from the sale of 4,600,000 shares of 8.30% Series A Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share) (the "Series A Preferred Shares") to purchase from the Operating Partnership an equal number of Series A Preferred Units. The Series A Preferred Units have, as to the other Units, economic rights and preferences that are analogous to the rights and preferences that the Series A Preferred Shares have to the Common Shares of the Company.

         Item 3:    Defaults  Upon  Senior Securities

                    None

         Item 4:    Submission of Matters to a Vote of Security Holders

                    None

         Item 5:    Other Information

                    None

         Item 6:    Exhibits and Reports on Form 8-K

                    (a) Exhibits

                     27 Financial Data Schedule.

                    (b) Reports on Form 8-K

                        None

                               Page-28



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: August 12, 1997       GABLES REALTY LIMITED PARTNERSHIP
                            By:      Gables GP, Inc.
                            Its:     General Partner

                                     /s/ Marvin R. Banks, Jr.
                                     -------------------------------------
                                     Marvin R. Banks, Jr.
                                     Vice President and Chief
                                     Financial Officer
                                     (Authorized Officer of the Registrant
                                      and Principal Financial Officer)