Form 10-K
period 1997-12-31
GABLES REALTY LIMITED PARTNERSHIP
filed 1998-03-31
CIK 1039797

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                              -------------------


                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

                   For the Fiscal Year Ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        Commission File Number: 000-22683

                        GABLES REALTY LIMITED PARTNERSHIP
             (Exact name of Registrant as specified in its charter)
                               ------------------

          Delaware                                             58-2077966
(State or other jurisdiction of                             (I.R.S. employer
 incorporation or organization)                            identification no.)

 2859 Paces Ferry Road, Suite 1450
        Atlanta, Georgia                                         30339
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (770) 436-4600
                              ---------------------
        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
                                (Title of Class)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                (1) Yes  X    No
                                       ----      ----
                                (2) Yes  X    No
                                       ----      ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K   X
          -----

     As of March 20, 1998, the aggregate market value of the 3,437,211 units of limited partnership interest ("Units") held by non-affiliates of the Registrant was $90,226,789 based upon the closing price ($26.25) on the New York Stock Exchange composite tape on such date of the common shares of beneficial interest, par value $.01 per share, of Gables Residential Trust (the "Company"), a Maryland real estate investment trust and the 100% owner of Gables GP, Inc., the sole general partner of the Registrant, into which Units are redeemable under certain circumstances at the election of the Company. (For this computation, the Registrant has excluded the market value of all Units reported as beneficially owned by the Company and by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the Registrant.)

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain information contained in Gables Residential Trust's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 19, 1998 are incorporated by reference in Part III, Items 10, 11, 12 and 13.

                            FORM 10-K ANNUAL REPORT
                      FISCAL YEAR ENDED DECEMBER 31, 1997
                               TABLE OF CONTENTS


                                     PART I

Item                                                                        Page
 No.                                                                         No.
----                                                                       -----
1.      Business ........................................................      1
2.      Properties  .....................................................     10
3.      Legal Proceedings  ..............................................     18
4.      Submission of Matters to a Vote of Security Holders .............     18

                                    PART II

5.      Market for Registrant's Common Equity and Related Stockholder
          Matters........................................................     18
6.      Selected Financial and Operating Information ....................     19
7.      Management's Discussion and Analysis of Financial Condition
          and Results of Operations .....................................     22
8.      Financial Statements and Supplementary Data .....................     35
9.      Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure  ...................................     35


                                    PART III

10.     Directors and Executive Officers of the Registrant ..............     35
11.     Executive Compensation  .........................................     35
12.     Security Ownership of Certain Beneficial Owners and Management...     35
13.     Certain Relationships and Related Transactions  .................     35

                                    PART IV

14.     Exhibits, Financial Statements and Schedule and Reports on Form
            8-K .........................................................     35

                                     Page-1

                                     PART I
ITEM 1.  BUSINESS

General

Gables Realty Limited Partnership (the "Operating Partnership") is the entity through which Gables Residential Trust (the "Company"), a self-administered and self-managed real estate investment trust (a "REIT"), conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. The Operating Partnership is one of the largest owners, operators and developers of multifamily communities in the Southwestern and Southeastern region of the United States (the "Sunbelt" or "Sunbelt Region"). In 1993, the Company was formed under Maryland law and the Operating Partnership was organized as a Delaware limited partnership to continue and to expand the multifamily apartment community management, development, construction and acquisition operations of its privately owned predecessor organization (the "Company's Predecessor"). The term "Gables Residential Group" or "Group" as used herein refers to the Company's Predecessor organization prior to the Company's initial public offering in January, 1994 (the "Initial Offering" or "IPO") and the concurrent completion of the various transactions that occurred simultaneously therewith (the "Formation Transactions"). The term "Company" as used herein means Gables Residential Trust and its subsidiaries on a consolidated basis (including Gables Realty Limited Partnership and its subsidiaries) or, where the context so requires, Gables Residential Trust only, and, as the context may require, their predecessors. The term "Operating Partnership" or "Gables" as used herein means Gables Realty Limited Partnership and its subsidiaries on a consolidated basis, or, where the context so requires, Gables Realty Limited Partnership only, and, as the context may require, their predecessors.

The Company controls the Operating Partnership through Gables GP, Inc. ("GGPI"), a wholly-owned subsidiary and the sole general partner of the Operating Partnership (this structure is commonly referred to as an umbrella partnership REIT or "UPREIT"). At December 31, 1997, the Company was an 84.4% economic owner of the Operating Partnership (excluding the Company's ownership of 100% of the Operating Partnership's Series A Preferred Units). The Board of Directors of GGPI, the members of which are the same as the members of the Board of Trustees of the Company, manages the affairs of the Operating Partnership by directing the affairs of GGPI. The Company's limited partner and indirect general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

The other limited partners of the Operating Partnership are persons who contributed their direct or indirect interests in certain properties to the Operating Partnership primarily in connection with the Formation Transactions. The Operating Partnership is obligated to redeem each unit of limited partnership interest ("Unit") at the request of the holder thereof for cash equal to the fair market value of a share of the Company's common shares of beneficial interest, par value $.01 per share ("Common Shares"), at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one Common Share or cash. The Company presently anticipates that it will elect to issue Common Shares to acquire Units presented for redemption, rather than paying cash. With each such redemption the Company's percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues Common Shares, the Company is obligated to contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership is obligated to issue an equivalent number of Units to the Company. Units issued to the Company in connection with the issuance and sale by the Company of a series of preferred shares (and the subsequent contribution to the Operating Partnership of the net proceeds therefrom) ("Preferred Shares"), will, in general, have, with respect to other Units, rights and preferences that the series of Preferred Shares have with respect to the Common Shares.

The Operating Partnership may issue additional Units to acquire land parcels for the development of apartment communities or operating apartment communities in transactions that in certain circumstances defer some or all of the sellers' tax consequences. The Operating Partnership believes that many potential sellers of multifamily residential properties have a low tax basis in their properties and would be more willing to sell the properties in transactions that defer Federal income taxes. Offering Units instead of cash for properties may provide potential sellers partial Federal income tax deferral.

                                     Page-2


As of December 31, 1997, Gables owned 59 multifamily apartment communities and had an indirect 25% interest in two multifamily apartment communities (collectively, the "Current Communities") located in the following major cities in Texas, Georgia and Tennessee: Houston, Dallas, Austin, San Antonio, Atlanta, Memphis and Nashville (the "Core Markets"). The Current Communities totaled 18,479 apartment homes and included one multifamily apartment community in the final stages of lease-up. Gables also owned five multifamily apartment communities that were under construction at December 31, 1997 that Gables expects will comprise 1,409 apartment homes upon completion (collectively, the "Development Communities" and, with the Current Communities, the "Communities"). Three of the Development Communities are located in Atlanta, Austin and Houston and two of the Development Communities are located in Orlando, Florida. Gables also owns sites (the "Undeveloped Sites") on which it intends to develop seven additional multifamily apartment communities that Gables expects will comprise an estimated 1,792 apartment homes and has rights (the "Development Rights") to acquire additional sites on which Gables believes it could develop multifamily apartment communities comprising an estimated 2,596 apartment homes. Gables is pursuing the acquisition of additional multifamily apartment communities. See "Recent Developments" for acquisitions that were under contract as of March 16, 1998.

Gables' executive offices are located at 2859 Paces Ferry Road, in Atlanta, Georgia 30339 and its telephone number is (770) 436-4600.

Management Structure. Gables has been responsible for the development or acquisition of approximately 42,700 apartment homes since 1982 and its senior management team has, on average, in excess of fifteen years experience in the multifamily industry. Gables provides a full range of integrated real estate services through a staff of approximately 900 employees who have experience in property operations, development, acquisition and construction. Gables maintains offices in Atlanta, Houston and Dallas, each with its own fully integrated organization, including experienced in-house management, development and acquisition staffs with specific knowledge of the particular markets served. Gables believes that its competitive strength and growth potential lie in management's in-depth knowledge of the changing opportunities available in each local market and in its locally focused management structure, which enables highly experienced development and acquisition personnel to pursue new opportunities in each market and highly experienced on-site managers to make the day-to-day decisions needed to maximize the performance of existing properties. The finance, accounting and administrative functions for Gables are controlled by a central staff located in Atlanta.

COMPETITIVE  ADVANTAGES.   Gables  believes  that  it  has  several  competitive
advantages. These advantages include:

     SERVICE-ORIENTED PHILOSOPHY: a service-oriented philosophy which focuses on offering extensive resident amenities and services in quality apartment homes to increase occupancy and rental rates and reduce resident turnover.

     GEOGRAPHIC DIVERSIFICATION: an established market presence in multiple major markets in the Sunbelt Region which are geographically independent, rely on diverse economic foundations, and during the past several years have shown job growth substantially above national averages.

     PRODUCT FOCUS: a portfolio concentration of Class A properties located primarily in in-fill locations and master-planned communities, which includes garden, townhome and higher density apartment communities that were developed, acquired, rehabilitated or repositioned by Gables, targeted toward a lifestyle renter segment.

     LOCAL PRESENCE IN MULTIPLE MARKETS: a local presence for approximately fifteen years in each of the Core Markets served by Gables through an experienced staff with superior knowledge of local markets and a culture which provides incentives for outstanding performance at all levels.

     FULLY INTEGRATED ORGANIZATION: a fully integrated organization with a track record of approximately fifteen years in all phases of real estate property management, development, acquisition, construction, rehabilitation, financing (including tax- exempt bond financing) and marketing.

     INCREASED SIZE: Gables' increased size has allowed it to generate economies of scale by spreading its corporate overhead costs over a larger portfolio and increasing its buying power with vendors.

                                     Page-3

THE MANAGEMENT COMPANIES
------------------------
Gables' management operations with respect to properties in which Gables does not have an interest are conducted through subsidiaries of the Operating Partnership (the "Management Companies"). The Management Companies also provide other services to third parties, including construction and brokerage services and the provision of corporate rental housing. Certain of these services are, or may also be, provided by the Operating Partnership directly, to the extent consistent with the gross income requirements for REITs under the Code. To maintain the Company's qualifications as a REIT while realizing income from its fee management and related service business, the Operating Partnership owns 100% of the nonvoting common stock (representing 98.99% of the total equity) of each Management Company and 1% of the voting common stock (representing .01% of the total equity) of each Management Company. The nonvoting common stock and voting common stock owned by the Operating Partnership together represent 99% of the equity interests in each Management Company. Executive officers of the Company hold, in the aggregate, the remaining 1% of the equity in each Management Company, representing 99% of the voting interest therein. The voting common stock held by such executive officers is subject to a provision of the by-laws of each Management Company that is designed to ensure that the stock will be held by officers of the Management Companies at all times. This bylaw provision of each Management Company cannot be amended without the vote of 100% of the outstanding voting common stock of such company.

BRAND NAME STRATEGY
-------------------
Gables is continuing to pursue a long standing strategy of brand name development by linking the "Gables" name to its properties. This strategy is intended to reinforce Gables' reputation and to build recognition of its multifamily communities as a high quality, recognizable brand. Gables believes that increased consumer recognition of the "Gables" brand name in each of its markets has enhanced its ability to attract new residents, increased the markets' perception of the Communities as high quality residential developments and enhanced its relationships with local authorities.

BUSINESS OBJECTIVES AND STRATEGY OF GABLES
------------------------------------------
The Company's objective is to increase shareowner value by being a dominant owner and operator of Class A multifamily communities in the Sunbelt Region. To achieve its objective, Gables employs a number of strategies including operating high quality, well-located assets in a diverse set of select Sunbelt markets which have similar demographic characteristics such as diverse economies with projected job growth. Gables' primary target customer is the more affluent renter-by-choice, which requires a focus on customer service through highly trained associates and the maintenance of Gables' assets to a high standard. Gables intends to grow cash flow from operating communities through innovative, proactive property management that focuses on resident satisfaction and retention, increases in rents and occupancy levels, and the control of operating expenses through improved economies of scale. Due to the cyclical nature of the real estate markets, Gables has adopted an investment strategy based on strong local presence and expertise which will allow for growth in assets through both acquisition and development as warranted by underlying market fundamentals, and that will provide for both favorable initial returns and long-term growth prospects. Gables believes the successful execution of these operating and investment strategies will result in consistent high quality growth in operating cash flow.

Gables believes that it is well positioned to achieve its objective as a result of its long-established presence as a fully integrated real estate management, development, construction and acquisition company in each of Gables' Core Markets for the past fifteen years. Gables believes that this long-term, local market presence gives it a competitive advantage with regard to its ability to generate increased cash flow from property operations during different economic cycles and to new investment opportunities that involve site selection, market information and requests for entitlements and zoning petitions. The Core Markets are geographically independent, rely on diverse economic foundations and have experienced job growth substantially above national averages. Gables recently entered the Orlando market which has the common growth characteristics of the Core Markets.

PROPERTY OPERATIONS. The property management group operates the Communities to maximize cash flow and create long- term value. This is achieved by aggressive marketing and leasing of apartment homes, providing the best possible resident service and maintaining the Communities to the highest standards. Management believes that excellent service will distinguish Gables from its competitors and will retain current residents and attract new prospects. Gables has a service oriented philosophy which is reinforced through its "College of Career Development" named Gables University. This comprehensive training system for Gables' employees is overseen by full-time training coordinators and offers

                                     Page-4

classes in a variety of different schools, such as the School of Leasing, the School of People Resources and the School of Maintenance Development. Additionally, there are "degree" programs which are completed with graduation ceremonies. Service is also reinforced with quarterly "I Made a Difference" recognition ceremonies, where personal achievement by associates is acknowledged by senior management in each of the markets where Gables operates.

Financial and marketing information is collected and distributed through on-site computer systems at all Communities and effectively summarizes operating and marketing data critical for making accurate daily decisions. The system also compiles demographic profile information on prospective and current residents, allowing Gables to effectively target its customer base.

The property management group is strategically focused on the following areas:

     EMPLOYEES. Hiring the highest quality associates possible through extensive screening and proactive recruiting, and encouraging loyalty and reducing employee turnover by providing outstanding training, career opportunities and benefit programs. The average tenure for vice presidents and regional managers of the group is over eight years and the average tenure of property managers is over six years.

     RESIDENTS. Providing exceptional services to Gables' relatively affluent residents, who expect a service level commensurate with the high quality product and resultant high level rents.

     FINANCIAL PERFORMANCE. Maximizing revenues from the Communities by empowering and inciting property managers to make decisions regarding rental rates and implementation of marketing programs to attract and retain residents; reducing property operating expenses by continuously evaluating vendors and service contracts, utilizing volume discount purchasing programs and analyzing tax and utility expenses; and monitoring overall appearance and appeal of the Communities by ensuring cleanliness, investing wisely in major capital expenses and ensuring the quality of the landscaping.

DEVELOPMENT. The development team has extensive experience in the identification of sites, land planning, product development and construction in the Sunbelt Region. In evaluating whether to develop an apartment community, the development team analyzes current demographics and economic data such as household formation rates, income levels, rental rates and occupancies. Gables relies both on internal and external market research to determine the current position of the real estate cycle.

Successful development has been instrumental to the growth of Gables and, since 1982, Gables has developed approximately 28,300 apartment homes. Gables seeks to develop properties in markets where it discerns a strong demand, which Gables anticipates will enable it to achieve its targeted initial yields. Gables expects to continue to focus on the Sunbelt Region which, as a result of job growth and household formation, has generally experienced high occupancy levels and rising rents in recent years. The typical submarket where Gables develops its communities is one where resident profiles, including relatively high income households, justify the development of Class A multifamily communities offering extensive resident amenities and services. Fundamental to Gables' development is its in-house construction group, which allows Gables to act as its own general contractor, which helps control quality, scheduling and cost. In addition, Gables' development and construction expertise has enabled it to develop a variety of multifamily communities, including Class A garden apartments, townhomes and higher density apartments in a variety of geographic areas.

ACQUISITION. Gables also focuses its efforts on the acquisition of existing multifamily communities which management believes are consistent with the characteristics of its existing portfolio or present opportunities for creating value, including properties requiring extensive renovations and market repositioning. Since 1982, Gables has acquired and repositioned communities comprising a total of approximately 14,400 apartment homes, of which approximately 3,000 apartment homes were value-added acquisitions which required substantial redevelopment, repositioning, and strong management skills. Gables will seek to invest in those properties that management believes are available at prices below estimated replacement cost, are located in submarkets with a relatively high income population with close proximity to major employment centers, and are capable of growth in cash flow through application of Gables' management ability and strategic capital improvements.

                                     Page-5

FEE MANAGEMENT BUSINESS AND RELATED SERVICES. As of December 31, 1997, Gables managed for third parties 27 multifamily communities comprising approximately 9,600 apartment homes. These fee management contracts are maintained with a total of approximately 17 owners. In addition to contributing modestly to funds from operations, engaging in fee management allows Gables to leverage its management operations costs, provides access to development and acquisition opportunities and provides Gables with additional market knowledge. In addition to its fee management business, Gables provides other services through the Management Companies, including construction and brokerage services and the provision of corporate rental housing.

COMPETITION
-----------
All of the Communities are located in developed areas that include other apartment communities. The number of competitive multifamily communities in a particular area could have a material effect on Gables' ability to lease apartment homes at the Communities or at any newly developed or acquired community, as well as on the rents charged. Gables may be competing for development and acquisition opportunities with others that have greater resources than Gables (including other REITs). In addition, the Communities must compete for residents with new and existing homes and condominiums. The home affordability index in all of Gables' markets is above the national average. This competitive environment is partially offset by the propensity to rent for households in Gables' markets which in all cases exceeds the national average.

The fee management business is highly competitive, and Gables faces competition from a variety of local, regional and national firms. Gables competes against these firms by stressing the quality and experience of its employees, the services provided by Gables and the market presence and experience it has developed over the past fifteen years. Gables may, nevertheless, lose some of its third party management business, particularly when such properties are sold.

ENVIRONMENTAL MATTERS
---------------------
Under various Federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property, and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with the contamination. Such laws, ordinances and regulations typically impose clean-up responsibility and liability without regard to whether the owner knew of or caused the presence of the contaminants, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate the contamination on such property, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances also may be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is owned or operated by such person. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. Finally, the owner or operator of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. In connection with the ownership, operation, management and development of the Communities and other real properties, Gables may be potentially liable for such damages and costs.

Certain Federal, state and local laws, ordinances and regulations govern the removal, encapsulation and disturbance of asbestos-containing materials ("ACMs") when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws, ordinances and regulations may impose liability for release of ACMs and may provide for third parties to seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with its ownership, operation, management and development of the Communities and other real properties, Gables may be potentially liable for such costs.

In addition, recent studies have linked radon, a naturally-occurring substance, to increased risks of lung cancer. While there are currently no state or Federal requirements regarding the monitoring for, presence of, or exposure to, radon in indoor air, the U.S. Environmental Protection Agency ("EPA") and the Surgeon General recommend testing residences for the presence of radon in indoor air, and the EPA further recommends that concentrations of radon in indoor air be limited to less than 4 picocuries per liter of air (pCi/L) (the "Recommended Action Level"). The presence of radon in concentrations equal to or greater than the Recommended Action Level in a Community may adversely affect Gables' ability to rent apartment homes in that Community and the market value of the Community.

                                     Page-6

Finally, recently-enacted Federal legislation will eventually require owners and landlords of residential housing constructed prior to 1978 to disclose to potential tenants or purchasers of the Communities any known lead-paint hazards and will impose treble damages for failure to so notify. In addition, lead-based paint in any of the Communities may result in lead poisoning in children residing in that Community if chips or particles of such lead-based paint are ingested, and Gables may be held liable under state laws for any such injuries caused by ingestion of lead-based paint by children living at the Communities.

Gables' assessments of the Communities have not revealed any environmental liability that Gables believes would have a material adverse effect on Gables' business, assets or results of operations, nor is Gables aware of any such material environmental liability. Nevertheless, it is possible that Gables' assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which Gables is unaware. Moreover, there can be no assurance that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Communities will not be affected by tenants, by the condition of land or operations in the vicinity of the properties (such as the presence of underground storage tanks), or by third parties unrelated to Gables.

Gables believes that no ACMs were used in connection with the construction of the Communities or will be used in connection with future construction by the Company. Gables' environmental assessments have revealed the presence of "potentially friable" ACMs at two Current Communities and non-friable ACMs at four Current Communities. Gables has programs in place to maintain and monitor ACMs. Gables believes that the Communities are in compliance in all material respects with all Federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products. Gables has not been notified by any governmental authority, and is not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of its present properties that would involve substantial expenditure, and Gables does not believe that compliance with applicable environmental laws or regulations will have a material adverse effect on Gables or its financial condition or results of operations.

COSTS OF COMPLIANCE WITH AMERICANS WITH DISABILITIES ACT AND SIMILAR LAWS
-------------------------------------------------------------------------
Under the Americans with Disabilities Act of 1990 (the "ADA"), all places of public accommodation are required to meet certain Federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Management of Gables believes that the Communities are substantially in compliance with present requirements of the ADA, as they apply to multifamily dwellings. A number of additional Federal, state and local laws exist which also may require modifications to the Communities, or regulate certain further renovations thereof, with respect to access thereto by disabled persons. For example, the Fair Housing Amendments Act of 1988 (the "FHAA") requires apartment communities first occupied after March 13, 1990 to be accessible to the handicapped. Noncompliance with the FHAA could result in the imposition of fines or an award of damages to private litigants. Gables believes that the Communities that are subject to the FHAA are in compliance with such law.

Additional legislation may impose further burdens or restrictions on owners with respect to access by disabled persons. The ultimate amount of the cost of compliance with the ADA or such legislation is not currently ascertainable, and, while such costs are not expected to have a material effect on Gables, such costs could be substantial. Limitations or restrictions on the completion of certain renovations may limit application of Gables' investment strategy in certain instances or reduce overall returns on Gables' investments.

INSURANCE
---------
Gables carries comprehensive liability, fire, extended coverage and rental loss insurance with respect to all of the Current Communities, with policy specifications, insured limits and deductibles customarily carried for similar properties. Gables carries similar insurance with respect to its other properties, but with such exceptions as are appropriate given the undeveloped nature of certain of these properties. There are, however, certain types of losses (such as losses arising from acts of war) that are not generally insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, Gables could lose its capital invested in a property, as well as the anticipated future revenues from such property and would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any such loss would adversely affect Gables.

                                     Page-7

EMPLOYEES
---------
Gables provides a full range of real estate services through a staff of approximately 900 employees, including an experienced management team. There are no collective bargaining agreements with any of Gables' employees.

TAX MATTERS
-----------
The Operating Partnership is a limited partnership and as such is not subject to Federal or state income taxes. The partners of the Operating Partnership are required to include their respective share of profits and losses in their income tax returns. The Company elected to be taxed as a REIT under the Code, commencing with the taxable year ended December 31, 1994, and intends to maintain its qualification as a REIT in the future. As a qualified REIT, with limited exceptions, the Company will not be taxed under Federal and certain state income tax laws at the corporate level on its net income.

POLICIES WITH RESPECT TO CERTAIN ACTIVITIES
-------------------------------------------
The following is a discussion of certain investment, financing and other policies of Gables. These policies have been determined by the Company's Board of Trustees and GGPI's Board of Directors (collectively, the "Board") and may be amended or revised from time to time by the Board without a vote of the Company's shareholders, except that (i) the Company cannot change its policy of holding its assets and conducting its business only through the Operating Partnership, the Management Companies and other permitted subsidiaries without the consent of the holders of Units as provided in the partnership agreement of the Operating Partnership, (ii) changes in certain policies with respect to conflicts of interest must be consistent with legal requirements, and (iii) the Company cannot take any action intended to terminate its qualification as a REIT without the approval of the holders of two-thirds of the Common Shares.

INVESTMENT POLICIES. The Company will conduct all its investment activities through the Operating Partnership and its subsidiaries. Gables' investment objectives are to provide quarterly cash distributions and achieve long-term capital appreciation through increases in the value of Gables. Gables may purchase income-producing multifamily apartments or other types of properties for long-term investment, expand and improve the communities presently owned or other properties purchased, or sell such communities or other properties, in whole or in part, when circumstances warrant. Gables may also participate with third parties in apartment community ownership, through joint ventures or other types of co-ownership. Equity investments may be subject to existing mortgage financing and other indebtedness or such financing or indebtedness as may be incurred in connection with acquiring or refinancing these investments. Debt service on such financing or indebtedness will have a priority over the Company's Common Shares and any distributions thereon.

While Gables emphasizes equity real estate investments in multifamily apartment communities, it may, in the discretion of the Board, invest in other types of equity real estate investments, mortgages (including participating or convertible mortgages) and other real estate interests. Gables currently intends to invest in apartment communities in the Sunbelt Region. However, future development or investment activities will not be limited to any geographic area or product type or to a specified percentage of Gables' assets. Gables will not have any limit on the amount or percent of its assets invested in one property. Subject to the percentage of ownership limitations and gross income and asset tests necessary for REIT qualification, Gables also may invest in securities of other REITs, other entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities, although it does not presently intend to do so and it has not done so in the past. Gables may enter into joint ventures or partnerships for the purpose of obtaining an equity interest in a particular property in accordance with Gables' investment policies. Such investments may permit Gables to own interests in larger assets without unduly restricting diversification and, therefore, add flexibility in structuring its portfolio. Gables will not enter into a joint venture or partnership to make an investment that would not otherwise meet its investment policies. Investment in these securities is also subject to Gables' policy not to be treated as an investment company under the Investment Company Act of 1940.

FINANCING POLICIES. The debt to total market capitalization ratio of Gables (i.e., the total consolidated debt of Gables as a percentage of the December 31, 1997 market value of outstanding Common Shares of the Company and Operating Partnership Units, plus total consolidated debt and Preferred Shares at liquidation value) was approximately 34% at December 31, 1997. Excluding construction-related indebtedness, this ratio was 30% at December 31, 1997. This ratio will fluctuate with changes in the price of the Common Shares (and the issuance of additional Common Shares, or other forms of shares of beneficial interest, if any) and differs from the debt to book capitalization ratio, which is based upon book values.

                                     Page-8

This percentage will increase as Gables uses financing to continue construction of the Development Communities and to acquire additional multifamily apartment communities. As the debt to book capitalization ratio may not reflect the current income potential of a company's assets and operations, Gables believes that the debt to total market capitalization ratio provides an alternative indication of leverage for a company whose assets are primarily income-producing real estate and should be evaluated along with the debt service coverage and underlying components of Gables' indebtedness. Gables currently has a policy of incurring debt only if upon such incurrence the ratio of debt to total market capitalization would be 60% or less. The Company's Amended and Restated Declaration of Trust and Second Amended and Restated Bylaws do not, however, limit the amount or percentage of indebtedness that the Company may incur. In addition, Gables may from time to time modify its debt policy in light of current economic conditions, relative costs of debt and equity capital, market values of its Communities, general conditions in the market for debt and equity securities, fluctuations in the market price of Common Shares, growth opportunities and other factors. Accordingly, Gables may increase or decrease its debt to total market capitalization ratio beyond the limits described above. To the extent that the Board decides to obtain additional capital, Gables may raise such capital through additional equity offerings (including offerings of senior securities), debt financings or retention of Funds from Operations (subject to satisfying provisions in the Code, requiring minimum distributions of net income in order to maintain tax status as a REIT), or a combination of these methods. Gables presently anticipates that any additional borrowings would be made through the Operating Partnership, although the Company might incur indebtedness, the proceeds of which would be reloaned to the Operating Partnership. Borrowings may be unsecured or may be secured by any or all of the assets of the Company, the Operating Partnership or any existing or new property owning partnership and may have full or limited recourse to all or any portion of the assets of the Company, the Operating Partnership or any existing or new property owning partnership. Indebtedness incurred by Gables may be in the form of bank borrowings, tax-exempt bonds, purchase money obligations to sellers of apartment communities or other properties, publicly or privately placed debt instruments or financing from institutional investors or other lenders. The proceeds from any borrowings by Gables may be used for working capital, to refinance existing indebtedness and to finance acquisitions, expansions or development of new communities and other properties, and for the payment of distributions. Gables has not established any limit on the number or amount of mortgages that may be placed on any single property or on its portfolio as a whole.

Gables currently has a senior unsecured debt rating of BBB from Standard and Poor's and Baa2 from Moody's Investors Service. The Company's Series A Preferred Shares currently have a rating of BBB- from Standard and Poor's and baa3 from Moody's Investors Service. Gables intends to adhere to financing policies that will allow it to maintain these investment grade credit ratings.

CONFLICT OF INTEREST POLICIES. As part of their employment agreements, each of Messrs. Bromley, Rippel, Clark and Banks is bound by a non-competition covenant with the Company. These non-competition covenants provide that during the term of employment, and for a period of one year following termination of employment under certain circumstances, each individual is prohibited from, directly or indirectly, competing with the Company with respect to any multifamily apartment residential real estate property development, construction, acquisition or management activities then undertaken or being considered by the Company. These employment agreements also contain certain non-solicitation covenants, whereby each individual subject to such an agreement is prohibited, during the term of employment and for a period of one year thereafter, from, directly or indirectly
(i) soliciting or inducing any present or future employee of the Company to accept employment with such individual or any person or entity associated with such individual, (ii) employing, or causing any person or entity associated with such individual to employ, any present or future employee of the Company without providing the Company with prior written notice of such proposed employment or
(iii) either for himself or for any other person or entity, competing for or soliciting the third party owners with whom the Company has an existing property management agreement. Such employment agreements terminate on January 1, 1999 but are automatically extended for additional one-year periods unless notice is given by the Company or the employee, three months prior to the agreement's expiration, that the agreement will not be renewed.

The Company has adopted a policy that, without the approval of a majority of the trustees who are neither officers of the Company nor affiliated with the Company, it will not (i) acquire from or sell to any trustee, officer or employee of the Company, or any entity in which a trustee, officer or employee of the Company beneficially owns more than a 1% interest, or acquire from or sell to any affiliate of any of the foregoing, any of the assets or other property of the Company, (ii) make any loan to or borrow from any of the foregoing persons or (iii) engage in any other transaction with any of the foregoing persons.

                                     Page-9

RECENT DEVELOPMENTS
-------------------
The following sections contain forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy. Acquisitions that are pursued by Gables may not be consummated for a variety of reasons, including the failure of either party to meet the required conditions to closing.

PENDING ACQUISITIONS - SOUTH FLORIDA
------------------------------------
Gables has entered into a Contribution Agreement with an effective date of March 16, 1998 (the "Contribution Agreement") to acquire the properties and operations of Trammell Crow Residential South Florida ("TCR/SF"), which consist of up to 15 multifamily apartment communities (the "South Florida Communities") containing a total of 4,197 apartment homes (assuming completion of three South Florida Communities currently under construction), and all of TCR/SF's residential construction and development and third party management activities in South Florida (the "South Florida Transaction"). The South Florida Communities are located in Palm Beach County, Broward County and Dade County and encompass the metropolitan areas of Palm Beach, Fort Lauderdale and Miami, respectively. The South Florida Transaction is expected to be consummated in the second quarter of 1998.

Gables believes the South Florida Transaction, if successfully completed, will facilitate the following goals:

- establish a growth platform in the South Florida markets by integrating the existing operating, acquisition, development and construction personnel of TCR/SF into Gables' existing management team;

- allow Gables to enter into the South Florida markets with a critical mass of multifamily apartment communities that have internal earnings growth potential and product quality characteristics consistent with Gables' existing portfolio;

-    provide  further   geographic  and  economic   diversification  of  Gables'
     portfolio of multifamily apartment communities, thereby enhancing the stability of Gables' cash flow;

- generate a pipeline of acquisition and development opportunities in the South Florida markets, which are characterized by high job growth and high barriers to entry;

- allow Gables to generate economies of scale by spreading its corporate overhead costs over a larger portfolio and increasing its buying power with vendors; and

-    produce immediate earnings growth and accelerate long-term earnings growth.

There can be no assurance that all South Florida Communities will be included in the South Florida Transaction or that the South Florida Transaction will be consummated at all. Additionally, although Gables expects that the South Florida Transaction and Gables' entry into new markets will provide the benefits discussed above, there can be no assurance that these benefits will be realized.

At December 31, 1997, 12 of the South Florida Communities, which were built between 1984 and 1997, were stabilized and had a weighted average physical occupancy rate of approximately 94.8%, two of the South Florida Communities were under construction and lease-up, and one South Florida Community was under construction but had not yet commenced leasing. All of the South Florida Communities under construction are anticipated to be substantially completed by September, 1998. The average unit size for all South Florida Communities is 984 square feet and the scheduled rent at December 31, 1997 was $875 per unit and $0.89 per square foot. Gables currently expects it will also acquire from TCR/SF third party management contracts for approximately 8,000 apartment homes.

                                    Page-10

Under the terms of the Contribution Agreement, Gables will acquire the South Florida Communities, the third party management business and other properties and assets of TCR/SF in exchange for (i) approximately $149.0 million in cash,
(ii) the assumption of approximately $135.9 million of tax-exempt debt (subject to certain required consents) and (iii) the initial issuance of Units valued at up to approximately $71.1 million based on an agreed upon price of $27.625 per Unit (the "Share Price"). The Share Price is subject to decrease in certain circumstances as set forth in the Contribution Agreement. In addition, approximately $12.5 million of the purchase price will be retained by Gables until January 1, 2000, at which time Gables will issue to the sellers a number of Units (the "Deferred Units") equal in value to such retained amount (subject to possible decrease pursuant to the terms of the Contribution Agreement). The Deferred Units will be valued based on the average of the closing prices of the Common Shares on the NYSE during a 15 trading day period preceding the date of issuance.

In the event that the South Florida Communities are not contributed by TCR/SF in accordance with the terms of the Contribution Agreement, Gables or TCR/SF may elect to terminate the Contribution Agreement in its entirety, subject to certain payments specified in the Contribution Agreement. In addition, if the average of the closing prices of the Common Shares on the NYSE during a 15 trading day period preceding the closing is less than $23.50, either TCR/SF or Gables may elect to terminate the Contribution Agreement.

PENDING ACQUISITIONS - HOUSTON
------------------------------
On February 18, 1998, Gables entered into contribution agreements with four partnerships under common control pursuant to which Gables expects to acquire four multifamily apartment communities (the "Greystone Communities") comprising a total of 913 apartment homes located in the Houston metropolitan area, which at December 31, 1997 had a weighted average physical occupancy rate of approximately 99.0% (the "Greystone Transaction"). In connection with such acquisition, Gables will assume approximately $28.0 million of indebtedness and issue Units valued at up to approximately $21.0 million, of which approximately $2.0 million will be deferred for up to two years. The closing of the Greystone Transaction is subject to certain conditions, including receipt of certain third party consents. There can be no assurance that the Greystone Transaction will close as contemplated, that the required conditions to closing will be met, or that the contribution agreements will not be amended or terminated.

PENDING ACQUISITION - AUSTIN
----------------------------
On March 11, 1998, Gables entered into an agreement to acquire a multifamily apartment community in Austin comprising 308 apartment homes. The acquistion of this community is subject to the completion of due diligence as well as ongoing business review by Gables. No assurance can be made that the acquisition will close.

ITEM 2.        PROPERTIES

As of December 31, 1997, Gables owned or had an interest in 61 Current Communities, consisting of 18,479 apartment homes, and owned five Development Communities, consisting of 1,409 apartment homes. The Communities, comprising a total of 19,888 apartment homes, are located in Texas, Georgia, Tennessee and Florida. The following table shows the locations of the Communities and the number of apartment homes in each metropolitan area:

                         Number of Communities           Number of Apartment Homes            Percent of
Location             Current  Development    Total     Current    Development    Total     Total Apt.Homes
--------             -------  -----------    -----     -------    -----------    -----     ---------------


Houston, TX (1)        17           1          18       6,091          256        6,347           31.9%
Atlanta, GA            20           1          21       5,841          386        6,227           31.3%
Dallas, TX              9          --           9       2,085           --        2,085           10.5%
Memphis, TN (2)         5          --           5       1,799           --        1,799            9.0%
Austin, TX              4           1           5         953          256        1,209            6.1%
Nashville, TN           4          --           4       1,166           --        1,166            5.9%
San Antonio, TX         2          --           2         544           --          544            2.7%
Orlando, FL            --           2           2          --          511          511            2.6%
                    -----       -----       -----      ------        -----       ------          -----
                       61           5          66      18,479        1,409       19,888          100.0%
                    =====       =====       =====      ======        =====       ======          =====


(1) Includes a Current Community comprising 318 apartment homes in which Gables has a 25% general partner interest.

(2) Includes a Current Community comprising 345 apartment homes in which Gables has a 25% general partner interest.

                                    Page-11

CURRENT  COMMUNITIES.  Gables  developed 37 Current  Communities  (consisting of
10,353 apartment homes), and acquired 24 Current Communities (consisting of 8,126 apartment homes). All but one (Rivercrest) of the Current Communities are managed and operated by the Company. The Current Communities typically are two and three story garden apartments, townhomes and higher-density apartments. As of December 31, 1997, the Current Communities had an average scheduled monthly rental rate per apartment home of approximately $812 and, with the exception of one Community in the final lease-up phase, had a physical occupancy rate of 95%. The average age of the Current Communities is approximately 7.5 years.

Most of the Communities offer many attractive features designed to enhance their market appeal, such as vaulted ceilings, fireplaces, dishwashers, disposals, washer/dryer connections, ice-makers, patios and decks. Recreational facilities include swimming pools, fitness facilities, playgrounds, picnic areas and tennis and racquetball courts. In many Communities, Gables makes amenities and services available to residents, such as aerobic classes, resident social events, dry cleaning pick up and delivery, and the use of fax, computer and copy equipment. In-depth market research, including periodic focus groups with residents and feedback from on-site management personnel, is used to refine and enhance management services and community design.

DEVELOPMENT COMMUNITIES. The Development Communities have been designed to generally resemble the Current Communities developed by Gables and to offer similar amenities. The Development Communities and the recently completed Current Communities reflect Gables' continuing research of consumer preferences for upscale multifamily rental housing and incorporate and emphasize garage parking, increased privacy, high quality interiors and private telephone and television systems.

UNDEVELOPED SITES. At December 31, 1997, Gables owned seven Undeveloped Sites and intends to develop multifamily communities at those sites in the future:

                                           Metropolitan       Estimated Number
Undeveloped Sites                             Area           of Apartment Homes
-----------------                             ----           ------------------
Gables Metropolitan I                     Atlanta,  GA                  365
Gables Metropolitan II                    Atlanta,  GA                  355
Gables at the Galleria                    Dallas,  TX                   222
Gables State Thomas                       Dallas,  TX                   202
Gables Green Oaks II                      Dallas, TX                    250
Gables Quail Ridge II                     Memphis,  TN                  148
Gables Colonnade II                       San Antonio, TX               250
                                                                      -----
                                                                      1,792
                                                                      =====

DEVELOPMENT RIGHTS. As of March 16, 1998, Gables had nine Development Rights which are located in four cities:

                                         Metropolitan        Estimated Number
Development Right                           Area            of Apartment Homes
-----------------                           ----            ------------------
Gables Plaza                              Atlanta, GA                  200
Gables Sugarloaf II                       Atlanta, GA                  690 (1)
Gables at First Street                    Austin, TX                   400
Gables Meyer Park II                      Houston, TX                  200
Gables New Territory II                   Houston, TX                  240
Gables White Oak                          Houston, TX                  183
Gables at Little Lake Bryan II            Orlando, FL                  246 (1)
Gables at Little Lake Bryan III           Orlando, FL                  230 (1)
Gables at Little Lake Bryan IV            Orlando, FL                  207 (1)
                                                                     -----
                                                                     2,596
                                                                     =====

(1)  Gables has these land parcels under options with various termination dates.

There can be no assurance of when or if Gables will exercise the Development Rights.

                                    Page-12


The following is a "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. The projections contained in the tables above under the captions "Undeveloped Sites" and "Development Rights" are forward-looking statements. These forward-looking statements involve risks and uncertainties and actual results may differ materially from those projected in the forward-looking statements. Risks associated with Gables' development, construction and land acquisition activities, which could impact the forward-looking statements made, include: development and acquisition opportunities may be abandoned; construction costs of a community may exceed original estimates, possibly making the community uneconomical; and construction may not be completed on schedule, resulting in increased debt service and construction costs. Development of the Undeveloped Sites and the Development Rights is subject to permits and other governmental approvals, as well as ongoing business review by Gables. There can be no assurance that Gables will decide or be able to develop the Undeveloped Sites, to complete development of all or any of the communities subject to the Development Rights, or to complete the number of apartment homes shown above.

                                    Page-13

DEVELOPMENT COMMUNITIES AS OF DECEMBER 31, 1997

Certain information regarding Gables' Development Communities at December 31, 1997 is presented below.



                     Number of  Total      Average                                           Actual or Estimated Quarter of
                     Apartment Budgeted   Apartment    Percent at December 31, 1997  Construction  Initial   Construction Stabilized
Community             Homes      Cost     Home Size     Complete  Leased  Occupied      Start     Occupancy      End      Occupancy
---------             -----      ----     ---------     --------  ------  --------      -----     ---------      ---      ---------
                              (millions)  (sq. ft.)

ATLANTA, GA
Gables at Sugarloaf     386    $28.7       1,099           35%     ---       ---      2 Q 1997     2 Q 1998    1 Q 1999    2 Q 1999

AUSTIN, TX
Gables Bluffstone       256     20.5         984           87%       5%        2%     1 Q 1997     4 Q 1997    2 Q 1998    4 Q 1998

HOUSTON, TX
Gables New Territory    256     15.2         913           27%     ---       ---      3 Q 1997     2 Q 1998    4 Q 1998    2 Q 1999

ORLANDO, FL
The Commons at
   Little Lake Bryan I  280     21.7       1,034           54%     100%      ---      2 Q 1997     1 Q 1998    3 Q 1998    3 Q 1998
Gables Celebration      231     23.4       1,128           17%     ---       ---      3 Q 1997     2 Q 1998    4 Q 1998    4 Q 1998
                     ------   ------       -----
  TOTALS              1,409   $109.5       1,036
                     ======   ======       =====



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

                                    Page-14



                                              CURRENT COMMUNITY FEATURES AS OF DECEMBER 31, 1997

                                    Number of  Approximate               Year                 Average               Scheduled Rent
                                    Apartment   Rentable      Total   Constructed/   Year    Unit Size  Occupancy   @ 12/31/97 Per
Community Name (1)                    Homes    Sq. Ft. (2)   Acreage   Renovated   Acquired  (Sq. Ft.)   12/31/97   Unit    Sq. Ft.
------------------                    -----    -----------   -------   ---------   --------  ---------   --------   ----    -------

HOUSTON, TX
Baybrook Village ...............         776     620,428      26.4       1981        1990       800        99%     $ 562    $ 0.70
Gables Bradford Place ..........         372     320,322      13.3       1991          --       861        95%       717      0.83
Gables Bradford Pointe .........         360     276,417      13.5       1990          --       768        96%       629      0.82
Gables Champions ...............         404     367,588      29.7       1995        1997       910        96%       774      0.85
Gables CityPlaza ...............         246     217,374       7.5       1995          --       884        98%       848      0.96
Gables Cityscape ...............         252     214,824       6.8       1991          --       852        93%       895      1.05
Gables CityWalk/Waterford Square         317     255,823       8.7    1990/85     --/1992       807        94%       893      1.11
Gables Edgewater ...............         292     257,339      12.2       1990          --       881        93%       816      0.93
Gables Meyer Park ..............         345     297,054      11.0       1993          --       861        95%       852      0.99
Gables of First Colony .........         324     321,848      13.3       1996        1997       993        94%       919      0.93
Gables Piney Point .............         246     227,880       7.5       1994          --       926        97%       907      0.98
Gables Pin Oak Green ...........         582     593,478      14.4       1990        1996     1,020        93%       944      0.93
Gables Pin Oak Park ............         477     486,308      11.9       1992        1996     1,020        95%       975      0.96
Gables River Oaks ..............         228     277,908       5.7       1993        1996     1,219        98%     1,332      1.09
Metropolitan Uptown (3) ........         318     290,141       8.9       1995          --       912        94%       986      1.08
Rivercrest .....................         140     118,020       5.1       1982        1987       843        99%       710      0.84
Westhollow Park ................         412     370,640      18.3    1978-79        1990       900        92%       591      0.66
                                     -------    --------    ------                             ----      ----      -----     -----
 Totals/ Weighted Averages ....        6,091   5,513,392     214.2                              905        95%     $ 819     $0.90
                                     =======   =========    ======                             ====      ====      =====     =====
ATLANTA, GA
Briarcliff Gables ..............         104     128,976       5.2       1995          --     1,240        96%     1,081      0.87
Buckhead Gables ................         162     122,548       3.5       1994 (4)    1994       756        99%       783      1.04
Dunwoody Gables ................         311     290,396      10.4       1995          --       934        98%       797      0.85
Gables Cinnamon Ridge ..........         200     192,016      14.5       1980        1994       960        96%       637      0.66
Gables Cityscape ...............         192     159,360       5.5       1989        1994       830        95%       805      0.97
Gables Mill ....................         438     406,676      36.1       1988        1997       928        95%       787      0.85
Gables Northcliff ..............          82     127,990      12.7       1978        1997     1,561       100%     1,097      0.70
Gables Over Peachtree ..........         263     239,814(5)    1.4       1996 (4)    1995       912        94%     1,009      1.11
Gables Vinings .................         315     336,735      15.2       1997          --     1,069        97%       939      0.88
Gables Walk ....................         310     367,226      19.7    1996-97        1997     1,185        89%       974      0.82
Gables Wood Arbor ..............         140     127,540       9.9       1987          --       911        98%       683      0.75
Gables Wood Crossing ...........         268     257,012      22.3    1985-86          --       959        97%       735      0.77
Gables Wood Glen ...............         380     377,340      23.8       1983          --       993        94%       653      0.66
Gables Wood Knoll ..............         312     311,064      19.6       1984          --       997        92%       679      0.68
Lakes at Indian Creek ..........         603     552,384      49.8    1969-72        1993       916        94%       563      0.61
Rock Springs Estates ...........         295     298,302      28.7    1945-92        1997     1,011        96%       871      0.86
Roswell Gables I ...............         384     417,288      28.3       1995          --     1,087        95%       793      0.73
Roswell Gables II ..............         284     334,268      28.3       1997          --     1,177        93%       831      0.71
Spalding Gables ................         252     249,333      11.2       1995          --       989        99%       839      0.85
Wildwood Gables ................         546     619,710      37.9    1992-93 (4)    1991     1,135        95%       822      0.72
                                      ------   ---------    ------                          -------      ----      -----     -----
 Totals/ Weighted Averages ....        5,841   5,915,978     384.0                            1,013        95%     $ 790     $0.78
                                      ======   =========    ======                          =======      ====      =====     =====
DALLAS, TX
Arborstone .....................         536     383,360      24.5       1985        1993       715        96%       480      0.67
Gables at Pearl Street .........         108     117,688       3.6       1995          --     1,090        96%     1,390      1.28
Gables CityPlace ...............         232     244,056       7.1       1995        1997     1,052        99%     1,324      1.26
Gables Green Oaks I ............         300     286,740      12.8       1996          --       956        95%       822      0.86
Gables Mirabella ...............         126     114,902       1.4       1996        1997       912        97%     1,190      1.30
Gables Preston .................         126     138,107      10.6       1995          --     1,096        93%     1,030      0.94
Gables Spring Park .............         188     198,178      12.3       1996          --     1,054        97%       939      0.89
Gables Turtle Creek ............         150     150,930       3.1       1995        1996     1,006        95%     1,165      1.16
Gables Valley Ranch ............         319     325,534      14.8       1994          --     1,020        97%       927      0.91
                                       -----   ---------     -----                           ------      ----      -----     -----
  Totals/ Weighted Averages ....       2,085   1,959,495      90.2                              940        96%     $ 906     $0.96
                                       =====   =========     =====                           ======      ====      =====     =====

                                    Page-15


                                              CURRENT COMMUNITY FEATURES AS OF DECEMBER 31, 1997


                                   Number of   Approximate              Year               Average                   Scheduled Rent
                                   Apartment     Rentable    Total   Constructed/    Year  Unit Size   Occupancy     @ 12/31/97 Per
Community Name (1)                   Homes      Sq. Ft.(2)  Acreage   Renovated   Acquired (Sq. Ft.)   12/31/97      Unit   Sq. Ft.
------------------                   -----        -------   -------   ---------   ------------------   --------      ----   -------

MEMPHIS, TN
Arbors of Harbortown (3) .......         345     341,258      15.0       1991          --       989        96%       841      0.85
Gables Cordova .................         464     434,461      32.2       1986          --       936        98%       661      0.71
Gables Germantown ..............         252     293,012      30.5       1997          --     1,163        98%       906      0.78
Gables Quail Ridge .............         238     283,848      20.3       1997          --     1,193        94%       794      0.67
Gables Stonebridge .............         500     439,646      34.0    1993-96        1996       879        95%       634      0.72
                                       -----   ---------    ------                           ------      ----      -----     -----
  Totals/ Weighted Averages ....       1,799   1,792,225     132.0                              996        96%     $ 740     $0.74
                                       =====   =========    ======                           ======      ====      =====     =====
NASHVILLE, TN
Brentwood Gables ..........              254     287,594      14.5       1996          --     1,132        96%       977      0.86
Gables Hendersonville .....              364     342,982      21.0       1991          --       942        97%       650      0.69
Gables Hickory Hollow I ...              272     247,322      19.0       1988          --       909        93%       618      0.68
Gables Hickory Hollow II ..              276     259,704      18.0       1987          --       941        93%       618      0.66
                                       -----   ---------    ------                           ------      ----      -----     -----
  Totals/ Weighted Averages            1,166   1,137,602      72.5                              976        95%     $ 684     $0.70
                                       =====   =========    ======                           ======      ====      =====     =====
AUSTIN, TX
Gables Central Park .......              273     257,043       6.9       1997          --       942        -- (6)  1,087      1.15
Gables Great Hills ........              276     228,930      23.7       1993          --       829        92%       793      0.96
Gables Park Mesa ..........              148     161,540      24.3       1992        1997     1,091        90%     1,092      1.00
Gables Town Lake ..........              256     239,264      12.0       1996          --       935        94%     1,083      1.16
                                       -----     -------     -----                           ------      ----     ------     -----
  Totals/ Weighted Averages              953     886,777      66.9                              931        93%    $1,001     $1.08
                                       =====     =======     =====                           ======      ====     ======     =====
SAN ANTONIO, TX
Gables Colonnade I ........              312     284,196      12.0       1995          --       911        95%       785      0.86
Gables Wall Street ........              232     220,180      16.2       1996          --       949        94%       799      0.84
                                       -----     -------     -----                           ------      ----     ------     -----
  Totals/ Weighted Averages              544     504,376      28.2                              927        94%     $ 791    $ 0.85
                                       =====     =======     =====                           ======      ====     ======     =====

  GRAND TOTALS/WEIGHTED AVERAGES      18,479  17,709,845       988                              958        95%     $ 812    $ 0.85
                                      ======  ==========     =====                           ======      ====     ======     =====


(1) Except as noted in footnote (3) hereof, Gables holds fee simple title to each of the Communities.

(2) In the Atlanta and Tennessee markets, rentable area is measured including any patio or balcony. In the Texas markets, rentable area is measured using only the heated area. In the Florida market, rentable area is measured using only the air conditioned area.

(3)  Gables holds an indirect 25% general partner interest in these communities.

(4)  Year renovated;  these communities were originally  constructed as follows:
     Buckhead  Gables:  1964;  Gables Over  Peachtree:  1969-1970;  and Wildwood
     Gables: 1972.

(5) This rentable area is exclusive of approximately 18,000 square feet of rentable commercial space.

(6) This Community is in the lease-up stage and as of December 31, 1997 it was 85% occupied.

                                    Page-16


                                                  DEBT SUMMARY AS OF DECEMBER 31, 1997 (DOLLARS IN THOUSANDS)


                                                                           Projected
                                                                Projected    Annual
                                                    Principal    Principal  Interest      Scheduled Principal Payments
                               Interest  Maturity    Balance   Amortization  Payment              at Maturity                There-
Property Collateral             Rate     Date (1)   12/31/97 (2)   1998       1998    1998  1999  2000   2001     2002       after
-------------------             ----     --------   ------------   ----       ----    ----  ----  ----   ----     ----       -----

SECURED CONVENTIONAL FIXED RATE

Gables Cityscape .............  7.13%    02/10/04      $9,099      $124      $ 635     $--   $--   $ --     $--     $--     $ 8,191

Gables Citywalk/Waterford Sq .  7.13%    02/10/04      11,528       156        805      --    --     --      --      --      10,377

Gables Stonebridge ...........  7.50%    05/01/03      19,419       265      1,425      --    --     --      --      --      17,746

NWML Properties (3) ..........  8.77%    12/01/09      52,385       670      4,501      --    --     --      --      --      38,940

Gables Northcliff ............  8.16%    12/01/20       3,704        58        295      --    --     --      --      --          --
                                                      -------     -----      -----    ----  ----   ----    ----    ----     -------
     SUBTOTAL                                          96,135     1,273      7,661       0     0      0       0       0      75,254
                                                      -------     -----      -----    ----  ----   ----    ----    ----     -------

UNSECURED CONVENTIONAL FIXED RATE

Unsecured term loan ..........  6.15%(4) 11/22/01      40,000        --      2,460      --    --     --  40,000      --          --

Unsecured TIAA Note 1 ........  8.30%    12/31/02      86,346       621      7,083      --    --     --      --  82,392          --

Unsecured TIAA Note 2 ........  8.62%    12/31/07      29,681       200      2,529      --    --     --      --      --      26,398

Unsecured other...............  6.10%    10/01/16       2,499        80        152      --    --     --      --      --          --
                                                      -------     -----     ------    ----  ----   ----  ------  ------      ------
     SUBTOTAL                                         158,526       901     12,224       0     0      0  40,000  82,392      26,398
                                                      -------     -----     ------    ----  ----   ----  ------  ------      ------

TAX-EXEMPT FIXED RATE

Providian Properties (5) .....  6.38%    08/01/04      48,365       538 (6)  3,083      --    --     --      --      --      48,365

Lakes at Indian Creek ........  7.03%(7) 01/31/25      11,785       155        802      --    --     --      --      --          --
                                                      -------     -----     ------    ----  ----   ----    ----    ----      ------
     SUBTOTAL                                          60,150       693      3,885       0     0      0       0       0      48,365
                                                      -------     -----     ------    ----  ----   ----    ----    ----      ------

TAX-EXEMPT FLOATING RATE

Gables Wood Crossing .........  (8)      10/01/02(9)   11,650        --        437      --    --     --      --  11,650         --

Gables Wood Arbor ............  (8)      10/01/02(9)    7,130        --        267      --    --     --      --   7,130         --

Gables Hickory Hollow I  .....  (8)      10/01/02(9)   12,750        --        503      --    --     --      --  12,750         --

Gables Hickory Hollow II .....  (8)      10/01/02(9)   13,400        --        478      --    --     --      --  13,400         --
                                                      -------      ----      -----    ----  ----  -----   -----  ------     ------
     SUBTOTAL                                          44,930         0      1,685       0     0      0       0  44,930          0
                                                      -------      ----      -----    ----  ----  -----   -----  ------     ------
CREDIT FACILITIES

$175 million unsecured ... LIBOR+0.80%   03/22/00(10)  60,000        --  Varies(11)    --     --  60,000      --     --         --

$20 million unsecured ...  LIBOR+0.80%   10/09/98(12)  15,621        --  Varies(11) 15,621    --      --      --     --         --
                                                       ------      ----  -------    ------  ----  ------    ----  -----     ------
     SUBTOTAL                                          75,621         0  Varies(11) 15,621     0  60,000       0      0          0
                                                       ------      ----  -------    ------  ----  ------    ----  -----     ------

TOTAL INDEBTEDNESS (13)                             $ 435,362   $ 2,867 $25,455    $15,621     0 $60,000 $40,000 $127,322 $150,017
                                                    =========   ======= =======    =======  ==== ======= ======= ======== ========

                                    Page-17


NOTES TO DEBT SUMMARY AS OF DECEMBER 31, 1997
---------------------------------------------

(1) All of the mortgages can be prepaid at any time without penalty or premium, except for the unsecured TIAA Notes and the mortgages encumbering the Providian Properties, Lakes at Indian Creek, Gables Cityscape, Gables CityWalk/Waterford Square and Gables Stonebridge.

(2) All of the debt is recourse to Gables in whole or in part except for the mortgages encumbering Gables Cityscape, Gables CityWalk/Waterford Square, Gables Stonebridge and Gables Northcliff.

(3) The NWML Properties (Wildwood Gables, Gables Valley Ranch and Gables Piney Point) together secure the $53 million mortgage loan from Northwestern Mutual Life Insurance Co.

(4) This $40 million term loan currently bears interest at LIBOR plus 0.80%. This financing is effectively fixed at 6.15% after application of $40 million of the $44.53 million interest rate swap and cap agreements described elsewhere herein.

(5) The Providian Properties together secure the $48.4 million mortgage loan from Providian Corporation and are comprised of three properties induced for tax-exempt bond financing (Gables Wood Glen, Gables Wood Knoll and Gables Cordova) and three additional properties (Gables Bradford Pointe, Gables Hendersonville and Rivercrest).

(6) Principal amortization payments are retained in an escrow account and are not applied to reduce the outstanding principal balance of the loan. Interest earned on the escrow account accrues to Gables' benefit.

(7) The interest rate does not include credit enhancement fees of 0.60% per annum, which fees were prepaid in January, 1995 for a period of ten years. In addition, certain of the bond documents require the payment of certain other customary fees ranging up to approximately 0.25% per annum.

(8) These bonds bear interest at a variable rate of interest, adjusted weekly based upon a negotiated rate. The payment schedules reflect a 3.75% rate which represents Gables' budgeted rate for 1998. The average rate experienced for 1997 and 1996 were 3.7% and 3.5%, respectively. The interest rates do not include the payment of credit enhancement fees which are currently 0.95% per annum. In addition, certain of the bond documents require the payment of certain other customary fees ranging up to approximately 0.25% per annum.

(9) The maturity date noted represents the date on which the credit enhancement facility for the bonds expires. Such facility may be extended pursuant to Gables' unlimited one-year extension options. The stated maturity date for the loans range from December, 2007 to August, 2024.

(10) Gables has two remaining one-year extension options.

(11) Debt service will be variable based on the principal balance which will be outstanding.

(12) Gables has  unlimited  one-year  extension  options.

(13) Excludes   $16.4  million  of   tax-exempt   bonds  and  $17.9  million  of
     conventional indebtedness related to joint ventures in which Gables has an indirect 25% general partner interest.

Joint Venture Indebtedness
--------------------------

The Arbors of Harbortown apartment community secures a $16.4 million tax-exempt bond obligation, which is recourse to Gables up to $1.0 million (this amount is fully cash-collateralized and is held by the Arbors of Harbortown JV), bears interest at a variable low-floater rate, has a maturity date of April, 2013, and is payable in monthly installments of interest only. The credit enhancement for the bond obligation expires in May, 2001. The Metropolitan Uptown apartment community secures a conventional fixed-rate loan with $17.9 million outstanding at December 31, 1997, 25% of which has been guaranteed by Gables. The loan has a maturity date of December 31, 2002, and bears interest at a rate of 7.18%.

                                    Page-18

ITEM  3.        LEGAL PROCEEDINGS

Neither Gables nor any of the Communities is presently subject to any material litigation or, to Gables' knowledge, is any litigation threatened against Gables or any of the Communities, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the business or financial condition of Gables.

ITEM 4.         SUBMISSION OF MATTERS  TO A VOTE OF SECURITY HOLDERS

Not applicable.


                                    PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS

There is no established public trading market for the Units. As of March 20, 1998, there were 63 holders of record of Units.

The following table sets forth the quarterly distributions per Unit to holders of its Units for the period indicated.

                                                   Distribution
Quarter Ended                                        Declared
-------------                                      ------------

March 31, 1996                                         $0.48
June 30, 1996                                           0.48
September 30, 1996                                      0.49
December 31, 1996                                       0.49
March 31, 1997                                          0.49
June 30, 1997                                           0.49
September 30, 1997                                      0.50
December 31, 1997                                       0.50
March 31, 1998                                          0.50



The Operating Partnership currently intends to make quarterly distributions to holders of its Units. Distributions are declared at the discretion of the Board of Directors of GGPI, the general partner of the Operating Partnership, and will depend on actual funds from operations of the Operating Partnership, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the board of directors may deem relevant. The Board of Directors may modify the Operating Partnership's distribution policy from time to time.

Certain of the Operating Partnership's loan agreements contain customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions in excess of stated amounts. In general, during any fiscal year the Operating Partnership may only distribute up to 95% of the Operating Partnership's consolidated income available for distribution (as defined in the related agreement) exclusive of distributions of capital gains for such year. The applicable loan agreements contain exceptions to these limitations to allow the Operating Partnership to make any distributions necessary to allow the Company to maintain its status as a REIT. The Operating Partnership does not anticipate that this provision will adversely effect the ability of the Operating Partnership to make distributions, as currently anticipated.

October 17, 1997, the Operating Partnership issued 453,272 Units (valued at approximately $12,180,000 at the time of issuance) in connection with the acquisition of an apartment community comprising 295 apartment homes. Such Units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act and the rules and regulation promulgated thereunder.

                                    Page-19


Each time the Company issues shares of beneficial interest, it contributes the proceeds of such issuance to the Operating Partnership in return for a like number of Units with rights and preferences analogous to the shares issued. During the period commencing on October 1, 1997 and ending on December 31, 1997, in connection with such issuances of shares by the Company during that time period, the Operating Partnership issued an aggregate 1,745,938 Units to the Company. Such Units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.

ITEM 6.        SELECTED FINANCIAL AND OPERATING INFORMATION

The following table sets forth selected financial and operating information on a historical basis for the Operating Partnership and on a combined historical and pro forma basis for the Operating Partnership's predecessors as applicable. The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere herein. The consolidated operating information of the Operating Partnership for the years ended December 31, 1997, 1996 and 1995 have been derived from the financial statements audited by Arthur Andersen LLP, independent public accountants, whose report with respect thereto is included elsewhere herein. The consolidated operating information of the Operating Partnership for the period from January 26, 1994 to December 31, 1994 and the combined operating information of the Group for the period from January 1, 1994 to January 25, 1994 and for the year ended December 31, 1993 has been derived from audited financial statements not included in such report.

The unaudited selected pro forma financial operating information is presented as if the Initial Offering and Formation Transactions occurred as of the beginning of the period presented. The pro forma financial information is not necessarily indicative of what the actual financial position and results of operations of the Operating Partnership would have been as of the date or for the period indicated, nor does it purport to represent the Operating Partnership's future financial position and results of operations.

                                    Page-20

                                                                    SELECTED FINANCIAL AND OPERATING INFORMATION


                                                             Gables Realty Limited Partnership and its Predecessors
                                                             ------------------------------------------------------

                                                                        Historical              Pro Forma        Historical
                                                          1997             1996       1995       1994 (1)     1994 (2)    1993
                                                          ----             ----       ----       --------     --------    ----
                                                                                                (Unaudited)
                                                             (in thousands, except property and per Unit information)
OPERATING INFORMATION:
Rental revenues ....................................   $   132,371    $ 104,543      $72,703     $57,291     $57,201     $41,330
Other property revenues ............................         6,322        4,928        3,268       2,228       2,225       1,462
                                                           -------      -------      -------     -------    --------     -------
     Total property revenues .......................       138,693      109,471       75,971      59,519      59,426      42,792
Other revenues .....................................         4,745        6,710        5,789       7,350       7,396       8,373
                                                           -------      -------      -------     -------    --------     -------
     Total revenues ................................       143,438      116,181       81,760      66,869      66,822      51,165
                                                           -------      -------      -------     -------    --------     -------

Property operating and maintenance expenses
  (exclusive of items shown separately below) ......        47,592       38,693       28,228      22,868      22,847      18,295
Depreciation and amortization ......................        25,194       18,892       12,669       9,974       9,906       7,635
Property management expenses (owned and third party)         5,696        5,617        5,348       5,603       5,774       6,175
General and administrative expenses ................         3,248        3,045        2,869       1,779       1,742       1,078
Interest and credit enhancement fees ...............        25,313       21,688       13,798       9,584      10,084      12,844
Amortization of deferred financing costs ...........           992        1,348          932       1,057       1,127       1,132
Loss on treasury lock extension ....................(3)      1,178            0            0           0           0           0
                                                           -------      -------      -------     -------    --------     -------
     Total expenses ................................       109,213       89,283       63,844      50,865      51,480      47,159
                                                           -------      -------      -------     -------    --------     -------

Equity in income of joint ventures .................           320          280           64         270         270         251
Interest income ....................................           371          363          389         268         268         263
                                                           -------      -------      -------     -------    --------     -------
Income before gain on sale of real estate assets ...        34,916       27,541       18,369      16,542      15,880       4,520

Gain on sale of real estate assets .................         5,349            0            0           0           0           0
                                                           -------      -------      -------     -------    --------     -------
Income before extraordinary loss ...................        40,265       27,541       18,369      16,542      15,880       4,520
Extraordinary loss .................................          (712)        (631)        (955)       (148)       (148)          0
                                                           -------      -------      -------     -------    --------     -------
Net income .........................................        39,553       26,910       17,414      16,394      15,732       4,520
Dividends to preferred unitholders .................        (4,163)           0            0           0           0           0
                                                           -------      -------      -------     -------    --------     -------
Net income available to common unitholders .........       $35,390      $26,910      $17,414     $16,394     $15,732      $4,520
                                                           =======      =======      =======     =======    ========     =======

Weighted average common Units outstanding - basic ..        23,441       20,194       14,644      13,435      13,442
Weighted average common Units outstanding - diluted         23,591       20,283       14,660      13,452      13,459

Per Common Unit Information:
Income before extraordinary loss  - basic ..........        $ 1.54       $ 1.36       $ 1.25      $ 1.23      $ 1.19
Net income - basic .................................          1.51         1.33         1.19        1.22        1.18
Income before extraordinary loss  - diluted ........          1.53         1.35         1.25        1.23        1.19
Net income - diluted ...............................          1.50         1.32         1.18        1.22        1.18
Distributions paid .................................(4)       2.47         1.93         1.83         N/A        1.225
Distributions declared .............................(4)       1.98         1.94         1.86         N/A        1.675

Other Information:
Cash flows provided by operating activities ........       $69,519      $51,629      $29,088     $28,868     $28,868     $13,407
Cash flows used in investing activities ............      (228,969)    (213,596)    (148,234)   (150,534)   (150,534)    (67,043)
Cash flows provided by financing activities ........       158,244      157,823      123,619     114,245     114,245      54,054
Funds from operations ..............................(5)     56,866       46,238       30,927      26,313      25,561      11,749
Gross operating margin .............................(6)      65.7%        64.7%        62.8%       61.6%       61.6%       57.3%
Completed communities at year-end ..................            61           48           38          29          29          24
Apartment homes in completed communities at year-end        18,479       15,244       11,946       9,785       9,785       8,666
Average monthly revenue per apartment home .........(7)     $  755        $ 700        $ 620       $ 574       $ 574       $ 560

Balance Sheet Information:
Real estate, before accumulated depreciation .......(8)$ 1,056,228    $ 784,600    $ 591,233   $ 437,782   $ 437,782   $ 290,903
Total assets .......................................(8)    981,167      759,660      562,827     416,847     416,847     277,420
Total debt .........................................       435,362      390,321      286,259     229,305     229,305     261,294
Limited partners' capital interest at redemption
  value/predecessors' equity .......................       110,866       98,482       75,314      67,188      67,188       1,236
Partners' capital ..................................       402,631      234,426      171,107      92,966      92,966           0

Funds From Operations Reconciliation:
Net income available to common unitholders .........       $35,390      $26,910      $17,414     $16,394     $15,732      $4,520
Extraordinary loss .................................(9)        712          631        1,003         148         148           0
Gain on sale of real estate assets .................        (5,349)           0            0           0           0           0
Loss on treasury lock extension ....................(3)      1,178            0            0           0           0           0
Real estate depreciation ...........................(9)     24,935       18,697       12,510       9,771       9,681       7,229
                                                           -------      -------      -------     -------      ------     -------
Funds from operations ..............................       $56,866      $46,238      $30,927     $26,313     $25,561     $11,749
                                                           =======      =======      =======     =======      ======     =======

                                    Page-21


             NOTES TO SELECTED FINANCIAL AND OPERATING INFORMATION
            (In Thousands, except Property and Per Unit Information)

     (1) The pro forma information reflects adjustments to the historical information of the Operating Partnership's predecessors from January 1, 1994 to January 25, 1994 related to the Initial Offering and Formation Transactions principally for the acquisition of certain properties and additional expenses associated with reporting as a public company, reduction of interest expense due to debt repayment and increased depreciation.

     (2) The historical information for the year ended December 31, 1994 represents the combined historical information of the Operating Partnership's predecessors from January 1, 1994 to January 25, 1994 and the consolidated historical information of the Operating Partnership from January 26, 1994 to December 31, 1994. The weighted average number of Units outstanding and the per Unit information pertains only to the period from January 26, 1994 to December 31, 1994.

     (3) Gables extended its $75 million forward seven-year treasury lock agreement in December, 1997. The loss recognized for GAAP purposes in connection with such extension is added back for FFO purposes as Gables intends to account for such amount for FFO purposes as a finance cost which will be amortized over the life of the debt transaction for which the treasury lock is intended to hedge.

     (4) The Operating Partnership's distributions paid and declared include the Operating Partnership's first quarterly distribution of $0.325 per Unit for the period January 26, 1994 to March 31, 1994. These distributions were the equivalent of a $1.80 per Unit distribution for the year.

     (5) Gables considers funds from operations ("FFO") to be a useful performance measure of the operating performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Gables believes that in order to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with net income as presented in the financial statements and data included elsewhere in this report. Gables computes FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO as defined by NAREIT represents net income
(loss) determined in accordance with GAAP, excluding gains or losses from sales of assets or debt restructuring, plus certain non-cash items, primarily real estate depreciation, and after adjustments for unconsolidated partnerships and joint ventures. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, Gables' FFO is comparable to the FFO of real estate companies that use the NAREIT definition. FFO should not be considered as an alternative to net income as an indicator of Gables' operating performance or as an alternative to cash flows as measures of liquidity. FFO does not measure whether cash flow is sufficient to fund all of Gables' cash needs including principal amortization, capital expenditures, and distributions to shareholders and unitholders. Additionally, FFO does not represent cash flows from operating, investing or financing activities as defined by GAAP. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of Gables' cash needs and cash flows.

     (6) Gross operating margin represents (i) total property revenues less property operating and maintenance expenses (exclusive of depreciation expense) as a percentage of (ii) total property revenues.

     (7) Average monthly revenue per apartment home is equal to the average monthly rental revenue collected during the period, divided by the average monthly number of apartment homes occupied during the period.

     (8) In an UPREIT structure, the value attributed to Units issued to controlling, continuing investors is not reflected because such accounting is not allowed under GAAP. On a pro forma basis, the real estate assets before accumulated depreciation and total assets as of December 31, 1997 would be $1,168,722 and $1,093,661, respectively, if such value (exclusive of the effect of depreciation) was reflected.

     (9) Reflects extraordinary loss and real estate depreciation for both wholly-owned communities and joint ventures, as applicable.

                                    Page-22



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (Dollars in Thousands, Except Per Unit Amounts)

OVERVIEW
--------
The Operating Partnership is the entity through which the Company, a self-administered and self-managed real estate investment trust (a "REIT") focused within the multifamily industry in the Sunbelt Region of the United States, conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Gables' operating performance relies predominantly on net operating income from its apartment communities. Gables' net operating income is influenced by operating expenses and rental revenues, which are affected by the supply and demand dynamics within Gables' markets. Gables' performance is also affected by the general availability and cost of capital and by its ability to develop and to acquire additional apartment communities with returns in excess of its blended cost of equity and debt capital.

The Company's objective is to increase shareowner value by being a dominant owner and operator of Class A multifamily communities in the Sunbelt Region. To achieve its objective, Gables employs a number of strategies including operating high quality, well-located assets in a diverse set of select Sunbelt markets which have similar demographic characteristics such as diverse economies with projected job growth. Gables' primary target customer is the more affluent renter-by-choice, which requires a focus on customer service through highly trained associates and the maintenance of Gables' assets to a high standard. Gables intends to grow cash flow from operating communities through innovative, proactive property management that focuses on resident satisfaction and retention, increases in rents and occupancy levels, and the control of operating expenses through improved economies of scale. Due to the cyclical nature of the real estate markets, Gables has adopted an investment strategy based on strong local presence and expertise which will allow for growth in assets through both acquisition and development as warranted by underlying market fundamentals, and that will provide for both favorable initial returns and long-term growth prospects. Gables believes the successful execution of these operating and investment strategies will result in consistent high quality growth in operating cash flow.

Gables believes that it is well positioned to achieve its objective as a result of its long-established presence as a fully integrated real estate management, development, construction and acquisition company in each of Gables' core markets for the past fifteen years. Gables believes that this long-term, local market presence gives it a competitive advantage with regard to its ability to generate increased cash flow from property operations during different economic cycles and to new investment opportunities that involve site selection, market information and requests for entitlements and zoning petitions. The core markets are geographically independent, rely on diverse economic foundations and have experienced job growth substantially above national averages. Gables recently entered the Orlando market which has the common growth characteristics of the core markets.

Portfolio wide occupancy levels have remained high and portfolio wide rental rates have continued to increase during each of the last several years. Gables expects portfolio wide rental expenses to increase at a rate slightly ahead of inflation, but less than the increase in property revenues, for the coming twelve months. In certain situations, management's evaluation of the growth prospects for a specific asset may result in a determination to dispose of the asset. In this event, management would intend to sell the asset and utilize the net proceeds from any such sale to invest in new assets which are expected to have better growth prospects or to reduce indebtedness. Gables maintains staffing levels sufficient to meet the existing construction, acquisition, and leasing activities. If market conditions warrant, management would anticipate adjusting staffing levels to mitigate a negative impact on results of operations.

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results or developments could differ materially from those projected in such statements as a result of the risk factors set forth in the relevant paragraphs of "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report.

                                    Page-23

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollars in Thousands, Except Per Unit Amounts)
-----------------------------------------------

GABLES  REALTY  LIMITED  PARTNERSHIP  AND  INITIAL  PUBLIC  OFFERING  OF  GABLES
--------------------------------------------------------------------------------
RESIDENTIAL TRUST
-----------------
Gables Realty Limited Partnership (the "Operating Partnership"), a Delaware limited partnership, was formed in 1993 to conduct the multifamily apartment community management, development, construction and acquisition operations for Gables Residential Trust (the "Company"). On January 26, 1994, the Company completed its initial public offering (the "IPO") and, in connection therewith, sold 9,430,000 Common Shares at a price to the public of $22.50 per Common Share. The net proceeds from such sale totaled approximately $190 million, a portion of which was used by the Company to acquire an economic and voting interest in the Operating Partnership, which was formed to succeed to substantially all of the interests of its privately owned predecessor organization. The Company, a self-administered and self-managed real estate investment trust (a "REIT"), became the majority owner of the Operating Partnership upon the completion of the IPO. The term "Gables Residential Group" or "Group" as used herein refers to the privately owned predecessor organization prior to the completion of the Company's IPO and the concurrent completion of the various transactions that occurred simultaneously therewith (the "Formation Transactions"). The term "Operating Partnership" or "Gables" as used herein means Gables Realty Limited Partnership and its subsidiaries on a consolidated basis or, where the context so requires, Gables Realty Limited Partnership only, and, as the context may require, their predecessors.

SECONDARY OFFERINGS AND ISSUANCES OF OPERATING PARTNERSHIP UNITS
----------------------------------------------------------------

SECONDARY OFFERINGS
-------------------
Since the IPO, the Company has had the following Common Share offerings:

                                  Number of                   Net
Closing Date                    Shares Issued              Proceeds
------------                    -------------              --------

October 7, 1994                    444,500                 $ 9,876
                                 =========                 =======

October 31, 1995                 4,600,000                 $94,364
                                 =========                 =======

March 25, 1996                     879,068                 $20,630
September 17, 1996               1,725,000                  38,600
September 27, 1996               1,435,000                  34,254
                                 ---------                 -------
        1996 Totals              4,039,068                 $93,484
                                 =========                 =======

September 16, 1997                 737,040                 $18,698
December 1, 1997                 1,700,000                  43,819
                                 ---------                 -------
        1997 Totals              2,437,040                 $62,517
                                 =========                ========

The net proceeds from these offerings were contributed to the Operating Partnership in exchange for units of limited partnership interest in the Operating Partnership ("Units") and the Operating Partnership used the proceeds
(i) to reduce outstanding indebtedness under interim financing vehicles utilized to fund Gables' development and acquisition activities and (ii) for general working capital purposes including funding of future development and acquisition activities.

PREFERRED SHARE OFFERING
------------------------
On July 24, 1997, the Company issued 4,600,000 shares of 8.30% Series A Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share) (the "Series A Preferred Shares"). The net proceeds from this offering of approximately $111.2 million were contributed to the Operating Partnership in exchange for preferred Units (the "Series A Preferred Units") which, in general, have, with respect to other Units, rights and preferences that are analogous to the rights and preferences that the Series A Preferred Shares have with respect to the Common Shares. The Operating Partnership used the proceeds from this offering to reduce outstanding indebtedness under the interim financing vehicles discussed above.

                                    Page-24

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollars in Thousands, Except Per Unit Amounts)
-----------------------------------------------

ADDITIONAL ISSUANCES OF OPERATING PARTNERSHIP UNITS
---------------------------------------------------
On December 5, 1995, Gables acquired a parcel of land for the development of an apartment community, financed in part through the issuance of 111,074 Units. On July 26, 1996, Gables acquired an apartment community comprising 500 apartment homes, financed in part through the issuance of 243,787 Units. On August 21, 1997, Gables acquired an apartment community comprising 82 apartment homes, financed in part through the issuance of 94,869 Units. On October 17, 1997, Gables acquired an apartment community comprising 295 apartment homes, financed in part through the issuance of 453,272 Units.

RESULTS OF OPERATIONS
---------------------
COMPARISON OF OPERATING RESULTS OF GABLES FOR THE YEAR ENDED DECEMBER 31, 1997 (THE "1997 PERIOD") TO THE YEAR ENDED DECEMBER 31, 1996 (THE "1996 PERIOD").

Gables' net income is generated primarily from the operation of its apartment communities. For purposes of evaluating comparative operating performance, Gables categorizes its operating communities based on the period in which each community reaches stabilized occupancy. A community is considered by Gables to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 93% physical occupancy or (ii) one year after completion of construction. The operating performance for all of Gables' apartment communities combined for the years ended December 31, 1997 and 1996 is summarized as follows:

                                                                                         Years Ended December 31,

                                                                            ----------- ----------- ----------- --------------
                                                                                                        $             %
                                                                               1997        1996       Change       Change
                                                                            ----------- ----------- ----------- --------------

Rental and other revenue:
Same store communities (1)                                                     $73,973     $71,983      $1,990       2.8%
Communities  stabilized  during the 1997  Period,  but not during the 1996      20,848      19,220       1,628       8.5%
     Period (2)
Development and lease-up communities (3)                                        13,103       3,920       9,183     234.3%
Acquired communities (4)                                                        30,591      11,009      19,582     177.9%
Sold communities (5)                                                               178       3,339      -3,161     -94.7%
                                                                              --------     -------    --------    -------
Total property revenues                                                       $138,693    $109,471     $29,222      26.7%
                                                                              --------     -------    --------    -------


Property operating and maintenance expense (exclusive of depreciation and amortization):
Same store communities (1)                                                     $26,434     $25,637       $797        3.1%
Communities stabilized during the 1997 Period, but not during the 1996           6,360       6,223        137        2.2%
   Period  (2)
Development and lease-up communities (3)                                         4,703       1,476      3,227      218.6%
Acquired communities (4)                                                         9,980       3,887      6,093      156.8%
Sold communities (5)                                                               115       1,470     -1,355      -92.2%
                                                                              --------     -------     ------     -------
Total specified expenses                                                       $47,592     $38,693     $8,899       23.0%
                                                                              --------     -------     ------     -------

Revenues in excess of specified expenses                                       $91,101     $70,778    $20,323       28.7%
                                                                              ========     =======    =======     =======

Revenues in excess of specified expenses as a percentage of total                65.7%       64.7%        ---        1.0%
property revenues                                                             ========     =======    =======     =======


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

                                    Page-25

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollars in Thousands, Except Per Unit Amounts)
-----------------------------------------------

Total property revenues increased $29,222, or 26.7%, from $109,471 to $138,693 due primarily to increases in the number of apartment homes resulting from the development and acquisition of additional communities and to increases in rental rates on communities stabilized throughout both periods ("same store"). Below is additional information regarding the increases in total property revenues for three of the five community categories presented in the preceding table:

Same store communities:
                                                                     Percent
                                                       Increase      Increase
                                                      (Decrease)    (Decrease)                    Increase
                          Number of                    in Total      in Total     Occupancy      (Decrease)
              Number of   Apartment      Percent       Property      Property     During the         in
  Market      Properties    Homes       of Total       Revenues      Revenues     1997 Period     Occupancy
  ------      ----------    -----       --------       --------      --------     -----------     ---------

Houston         10        3,512           37%          $1,125           4.3%           94.3%         -0.8%
Atlanta         11        3,159           33%             597           2.4%           94.7%          0.1%
Dallas           4        1,089           12%             245           2.8%           94.0%          0.0%
Nashville        3          912           10%              -7          -0.1%           95.9%          0.0%
Memphis          1          464            5%              44           1.4%           94.5%          0.0%
Austin           1          276            3%             -14          -0.6%           92.3%          0.7%
                --        -----          ---           ------           ---            ----           ---
                30        9,412          100%          $1,990           2.8%           94.5%         -0.2%
                ==        =====          ===           ======           ===            ====           ===


Communities stabilized during the 1997 Period but not during the 1996 Period:

                                                        Increase
                                                       (Decrease)
                             Number of                  in Total    Occupancy
               Number of     Apartment     Percent      Property    During the
Market        Properties       Homes       of Total     Revenues   1997 Period
------        ----------       -----       --------     --------   -----------

Atlanta            2            695         32%           $-45          95.0%
San Antonio        2            544         25%            497          92.9%
Austin             1            256         12%            327          95.6%
Nashville          1            254         12%            338          96.1%
Houston            1            246         11%            205          95.0%
Dallas             1            188          8%            306          93.4%
                   -          -----        ---          ------          ----
                   8          2,183        100%         $1,628          94.6%
                   =          =====        ===          ======          ====


Development and lease-up communities:

                                                     Increase
                         Number of                   in Total      Occupancy
             Number of   Apartment     Percent       Property      During the
 Market     Properties     Homes       of Total      Revenues     1997 Period
 ------     ----------     -----       --------      --------     -----------

Atlanta          3         862            40%         $2,985         55.5%
Austin           2         529            24%          1,586         42.0%
Memphis          2         490            22%          3,185         84.6%
Dallas           1         300            14%          1,427         87.4%
                 -       -----           ---          ------         ----
                 8       2,181           100%         $9,183         64.3%
                 =       =====           ===          ======         ====

                                    Page-26

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollars in Thousands, Except Per Unit Amounts)
-----------------------------------------------

Other revenues decreased $1,965, or 29.3%, from $6,710 to $4,745 due to (i) $900 of non-recurring net revenues generated from certain corporate apartment home leases entered into in connection with the 1996 Olympic games held in Atlanta,
(ii) $557 of interest earned on an investment Gables made in an apartment community on October 1, 1996 via a mortgage note receivable (in January, 1997, Gables acquired the apartment community from the borrower and the mortgage note receivable was repaid in full), and (iii) a decrease in property management revenues of $839, or 21.7%, from $3,871 to $3,032 resulting from a net decrease of properties managed by Gables for third parties primarily due to these properties being sold by the owners. Such decreases were offset in part by an increase in revenues in the 1997 Period related to the provision of certain ancillary services.

Property operating and maintenance expense (exclusive of depreciation and amortization) increased $8,899, or 23.0%, from $38,693 to $47,592 due to an increase in apartment homes resulting from the development and acquisition of additional communities and an increase in property operating and maintenance expense for same store communities of 3.1%. The same store increase in operating expenses represents inflationary increases in expenses and increased marketing and redecorating expenses in certain of Gables' markets. Such same store increases have been offset in part by certain decreases in landscape and utilities costs. Gables anticipates that property operating and maintenance expense for same store communities will generally increase at a rate slightly ahead of inflation for the coming twelve months.

Depreciation and amortization expense increased $6,302, or 33.4%, from $18,892 to $25,194 due primarily to the completion of newly developed communities and acquisition of other communities.

Property management expense for owned communities and third/related party properties on a combined basis increased $79, or 1.4%, from $5,617 to $5,696 due primarily to inflationary increases in expenses, offset in part by certain non-recurring expense savings in the 1997 Period. Gables allocates property management expenses to both owned communities and third/related party properties based on the proportionate share of total apartment homes and units managed.

General and administrative expense increased $203, or 6.7%, from $3,045 to $3,248 due primarily to increases in certain costs associated with increases in Gables' size and inflationary increases in expenses.

Interest expense increased $3,692, or 17.5%, from $21,112 to $24,804 due to an increase in operating debt associated with newly developed or acquired communities in addition to communities currently in the lease-up phase. These increases in interest expense have been offset in part as a result of the offerings the Company has consummated between periods, the proceeds of which have been contributed to the Operating Partnership and used primarily to reduce indebtedness.

Loss on treasury lock extension of $1,178 in the 1997 Period represents the amount Gables would have paid in December, 1997 to settle its $75 million forward seven-year treasury lock agreement had it not been extended. Generally accepted accounting principles ("GAAP") requires that such amount be recorded as an expense upon extension and that the market rate in effect on the date of extension be used as the "locked-in rate" for purposes of recording interest expense over the life of the debt instrument the treasury lock was originally intended to hedge.

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

Net income available to common unitholders increased $8,480, or 31.5%, from $26,910 to $35,390 primarily due to the reasons discussed above.

                                    Page-27

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollars in Thousands, Except Per Unit Amounts)
-----------------------------------------------

RESULTS OF OPERATIONS
---------------------
COMPARISON OF OPERATING RESULTS OF GABLES FOR THE YEAR ENDED DECEMBER 31, 1996 (THE "1996 PERIOD") TO THE YEAR ENDED DECEMBER 31, 1995 (THE "1995 PERIOD").

Gables' net income is generated primarily from the operation of its apartment communities. For purposes of evaluating comparative operating performance, Gables categorizes its operating communities based on the period in which each community reaches stabilized occupancy. A community is considered by Gables to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 93% physical occupancy or (ii) one year after completion of construction. The operating performance for all of Gables' apartment communities combined for the years ended December 31, 1996 and 1995 is summarized as follows:

                                                                                        Years Ended December 31,

                                                                               ---------- --------- ----------- ----------
                                                                                                         $          %
                                                                                   1996      1995     Change     Change
                                                                               ---------- --------- ----------- ----------
Rental and other revenue:
Fully stabilized communities (1)                                                 $68,610   $66,755      $1,855       2.8%
Communities stabilized during the 1996 Period, but not during the 1995             6,495     2,626       3,869     147.3%
   Period (2)
Development and lease-up communities (3)                                          23,141     5,699      17,442     306.1%
Acquired communities (4)                                                          11,007         0      11,007         --
Sold community (5)                                                                   218       891        -673     -75.5%
                                                                               --------- ---------     -------    -------
Total property revenues                                                         $109,471   $75,971     $33,500      44.1%
                                                                               --------- ---------     --------   -------

Property operating and maintenance expense (exclusive of depreciation and amortization):
Fully stabilized communities (1)                                                 $25,088   $25,108        $-20     - 0.1%
Communities stabilized during the 1996 Period, but not during the 1995             1,966       869       1,097     126.2%
   Period  (2)
Development and lease-up communities (3)                                           7,624     1,815       5,809     320.1%
Acquired communities (4)                                                           3,887         0       3,887         --
Sold community (5)                                                                   128       436        -308     -70.6%
                                                                               --------- ---------   ---------    -------
Total specified expenses                                                         $38,693   $28,228     $10,465      37.1%
                                                                               --------- ---------   ---------    -------

Revenues in excess of specified expenses                                         $70,778   $47,743     $23,035      48.2%
                                                                               ========= =========   =========    =======
Revenues in excess of specified expenses as a percentage of total  property
revenues                                                                           64.7%     62.8%          --       1.9%
                                                                               ========= =========   =========    =======

(1) Communities which were owned and fully stabilized throughout both the 1996 Period and 1995 Period.

(2) Communities which were completed and fully stabilized during all of the 1996 Period, but were not completed and fully stabilized during all of the 1995 Period.

(3) Communities in the development and/or lease-up phase which were not fully stabilized during all or any of the 1996 Period.

(4)  Communities which were acquired subsequent to January 1, 1995.

(5)  Community which was sold subsequent to January 1, 1995.


                                    Page-28

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollars in Thousands, Except Per Unit Amounts)
-----------------------------------------------

Total property revenues increased $33,500, or 44.1%, from $75,971 to $109,471 due primarily to increases in the number of apartment homes resulting from the development and acquisition of additional communities and to increases in rental rates on communities stabilized throughout both periods ("same store"). Below is additional information regarding the increases in total property revenues for three of the five community categories presented in the preceding table:

  Fully stabilized communities ("same store"):

                                              Percent
                                 Increase     Increase
            Number               (Decrease)  (Decrease)  Occupancy
             of                  in Total     in Total   During the   Increase
          Apartment   Percent    Property     Property     1996     (Decrease)in
Market      Homes     of Total   Revenues     Revenues    Period      Occupancy
------      -----     --------   --------     --------    ------      ---------


Houston       3,512        38%        $444          1.7%     95.2%         0.6%
Atlanta       3,289        35%       1,040          4.4%     94.3%        -0.3%
Nashville       912        10%         198          3.1%     95.9%         0.1%
Dallas          855         9%         107          1.9%     92.9%        -1.3%
Memphis         464         5%         106          3.4%     94.6%         0.6%
Austin          276         3%         -40         -1.7%     91.6%        -1.2%
             ------     ------       -----        ------     -----        -----
              9,308       100%      $1,855          2.8%     94.6%         0.0%
             ======     ======       =====        ======     =====        =====


  Communities stabilized during the 1996 Period but not during the 1995 Period:

                                        Increase
            Number of                   in Total      Occupancy
            Apartment      Percent      Property     During the
Market        Homes       of Total      Revenues     1996 Period
------        -----       --------      --------     -----------

Atlanta        356            60%        $2,218         96.0%
Dallas         234            40%         1,651         94.9%
               ---           ----         -----         -----
               590           100%        $3,869         95.5%
               ===           ====         =====         =====


  Development and lease-up communities:

                                        Increase
              Number of                 In Total      Occupancy
              Apartment     Percent     Property     During the
Market          Homes       of Total    Revenues     1996 Period
------          -----       --------    --------     -----------

Atlanta            958          30%      $5,364          82.8%
San Antonio        544          17%       2,904          84.7%
Memphis            490          15%         759          22.6%
Dallas             488          15%       2,405          54.1%
Austin             256           8%       2,615          89.5%
Nashville          254           8%       2,092          83.0%
Houston            246           7%       1,303          89.9%
                 -----        -----     -------         -----
                 3,236         100%     $17,442          79.4%
                 =====        =====     =======         =====


Other revenues increased $921, or 15.9%, from $5,789 to $6,710 due to (i) $900 of non-recurring net revenues generated from certain corporate apartment home leases entered into in connection with the 1996 Olympic games held in Atlanta and (ii) $557 of interest earned on an investment Gables made in an apartment community on October 1, 1996 via a mortgage note receivable. In January, 1997, Gables acquired the apartment community from the borrower, and the mortgage note receivable was repaid in full. Such increases in other revenues were offset in part by a decrease in property management revenues of $418, or 9.8%, from $4,289 to $3,871 due primarily to a net decrease of properties managed by Gables for third parties primarily as a result of these properties being sold by the owners.

                                    Page-29

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollars in Thousands, Except Per Unit Amounts)
-----------------------------------------------

Property operating and maintenance expense (exclusive of depreciation and amortization) increased $10,465, or 37.1%, from $28,228 to $38,693 due to an increase in apartment homes resulting from the development and acquisition of additional communities partially offset by a decrease in property operating and maintenance expense for same store communities of 0.1%. The same store decrease in operating expenses represents reduced health and workers compensation expenses, offset by inflationary increases in expenses. Gables anticipates that property operating and maintenance expense for same store communities will generally increase at a rate slightly ahead of inflation.

Depreciation and amortization expense increased $6,223, or 49.1%, from $12,669 to $18,892 due primarily to the completion of newly developed communities and acquisition of other communities.

Property management expense for owned communities and third/related party properties on a combined basis increased $269, or 5.0%, from $5,348 to $5,617 due primarily to increased data processing costs. Gables allocates property management expenses to both owned communities and third/related party properties based on the proportionate share of total apartment homes and units managed.

General and administrative expense increased $176, or 6.1%, from $2,869 to $3,045 due to increased personnel and administrative costs associated primarily with the appointment of the new Chief Operating Officer and Vice President of Portfolio Management positions effective January 1, 1996, offset in part by certain non-recurring costs incurred during the 1995 Period that were not incurred during the 1996 Period.

Interest expense increased $8,024, or 61.3%, from $13,088 to $21,112 due to an increase in operating debt associated with newly developed or acquired communities in addition to communities currently in the lease-up phase. Additionally, interest costs increased due to the refinancing of certain variable rate debt to a higher fixed rate cost structure. These increases in interest expense have been offset in part as a result of the offerings the Company has consummated between periods, the proceeds of which have been contributed to the Operating Partnership and used primarily to reduce indebtedness.

Extraordinary loss of $631 for the year ended December 31, 1996 represents the write-off of unamortized deferred financing costs associated with the early retirement of Gables' Original Credit Facility. The Original Credit Facility that was scheduled to mature in January, 1997, was refinanced in March, 1996 with a new $175 million unsecured revolving credit facility (the "New Credit Facility").

Net income increased $9,496, or 54.5%, from $17,414 to $26,910 primarily due to the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Gables' net cash provided by operating activities increased from $51,629 for the year ended December 31, 1996 to $69,519 for the year ended December 31, 1997, due to (i) an increase of $14,625 in income before certain non-cash items including depreciation, amortization, equity in income of joint ventures, gain on sale of real estate assets, long-term compensation expense, loss on treasury lock extension and extraordinary losses and (ii) the change in restricted cash between periods of $6,982. Such increases were offset in part by (i) the change in other assets between periods of $773 and (ii) the change in other liabilities between periods of $2,944.

Gables' net cash used in investing activities increased from $213,596 for the year ended December 31, 1996 to $228,969 for the year ended December 31, 1997, due primarily to increased development and acquisition activities in 1997 when compared to 1996, offset in part by increased net proceeds from the sale of real estate assets in 1997 when compared to 1996. During the year ended December 31, 1997, Gables expended approximately $93.6 million related to development expenditures, including related land acquisitions; approximately $137.9 million for the acquisition of existing apartment communities; approximately $4.9 million related to capital expenditures for operating apartment communities; and approximately $5.2 million related to renovation expenditures.

Gables' net cash provided by financing activities increased from $157,823 for the year ended December 31, 1996 to $158,244 for the year ended December 31, 1997. During the year ended December 31, 1997, Gables had net borrowings of $45.0 million which were used in conjunction with $173.5 million of proceeds from the common and preferred share offerings primarily to fund Gables' development and acquisition activities discussed previously. These proceeds from financing activities were offset in part by the payment of distributions totaling approximately $62.4 million.

                                    Page-30

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollars in Thousands, Except Per Unit Amounts)
-----------------------------------------------

As of December 31, 1997, Gables had total indebtedness of $435,362, cash and cash equivalents of $3,179 and principal escrow deposits reflected in restricted cash of $1,902. Gables' indebtedness includes $96,135 in conventional fixed-rate mortgage notes payable secured by individual properties, $118,526 in conventional fixed-rate unsecured notes payable, a $40,000 unsecured term loan, $105,080 in tax-exempt bond indebtedness and $75,621 in borrowings outstanding under its Credit Facilities. Gables' indebtedness has an average of 6.6 years to maturity at December 31, 1997. Excluding monthly principal amortization payments, over the next five years Gables has the following scheduled debt maturities for indebtedness outstanding at December 31, 1997:

                        1998    $15,621
                        1999          0
                        2000     60,000
                        2001     40,000
                        2002    127,322

The debt maturities in 1998 of $15,621 relate to outstanding indebtedness under the $20 Million Credit Facility which has unlimited one-year extension options. The debt maturities in 2000 of $60,000 relate to outstanding indebtedness under the $175 Million Credit Facility which has two remaining one-year extension options. The debt maturities in 2002 include $44,930 of tax-exempt bond indebtedness credit-enhanced through a letter of credit facility which has unlimited one-year extension options.

Gables' distributions through the fourth quarter of 1997 have been paid from cash provided by operating activities. Gables anticipates that distributions will continue to be paid on a quarterly basis from cash provided by operating activities.

In March, 1998, Gables closed a $100.0 million offering of its senior unsecured notes and used the net proceeds of approximately $98.8 million to reduce borrowings under its Credit Facilities. The notes will bear interest at 6.80% and will mature in March, 2005.

Gables has met and expects to continue to meet its short-term liquidity requirements generally through net cash provided by operations. Gables' net cash provided by operations has been adequate and Gables believes that it will continue to be adequate to meet both operating requirements and payment of dividends in accordance with REIT requirements. The budgeted expenditures for improvements and renovations to the communities, in addition to monthly principal amortization payments, are also expected to be funded from net cash provided by operations. Gables anticipates construction and development activities and land purchases will be initially funded primarily through borrowings under its Credit Facilities described below.

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

                                    Page-31

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollars in Thousands, Except Per Unit Amounts)
-----------------------------------------------

Gables' availability under the facility is limited to the lesser of the total $175 million commitment or the borrowing base. The borrowing base available under the facility is currently based on the value of Gables' unencumbered real estate assets as compared to the amount of Gables' unsecured indebtedness. As of December 31, 1997, Gables had $60 million in borrowings outstanding under the facility and, therefore, had $115 million of remaining capacity on the $175 million available commitment.

$20 MILLION CREDIT FACILITY
---------------------------
In November, 1996, Gables closed an unsecured revolving credit facility that currently provides for up to $20 million in borrowings. This facility has an initial term of one year and has unlimited one-year extension options. Gables has exercised the first of its one-year extension options resulting in a maturity date for the facility of October, 1998. Borrowings bore interest under this facility at LIBOR plus 1.50% through April, 1997. In April, 1997, Gables' borrowing costs were reduced to LIBOR plus 1.10% in connection with the attainment of the Credit Ratings. In August, 1997, Gables' borrowing costs were renegotiated and were reduced to LIBOR plus 0.80%. As of December 31, 1997, Gables had approximately $15.6 million in borrowings outstanding under this facility.

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

                                    Page-32

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollars in Thousands, Except Per Unit Amounts)
-----------------------------------------------

PORTFOLIO INDEBTEDNESS SUMMARY AND INTEREST RATE PROTECTION AGREEMENT SUMMARY

A summary of Gables' portfolio indebtedness and interest rate protection agreements as of December 31, 1997 follows:

PORTFOLIO INDEBTEDNESS SUMMARY

                                                      Percentage    Interest          Total        Years to
Type of Indebtedness                    Balance         of Total    Rate (1)         Rate (2)      Maturity
--------------------                    -------         --------    --------         --------      --------


Secured conventional fixed-rate        $96,135         22.1%           8.14%           8.14%           9.84
Unsecured conventional fixed-rate (3)  158,526         36.4%           7.78%           7.78%           5.94
Tax-exempt fixed-rate                   60,150         13.8%           6.50%           6.62%          10.67
                                      --------       -------          ------         -------         ------
     Total fixed-rate                 $314,811         72.3%           7.65%           7.67%           8.03
                                      --------       -------          ------         -------         ------

Tax-exempt variable-rate               $44,930         10.3%           4.20%           5.15%           4.67
                                      --------       -------          ------         -------         ------

Unsecured credit facilities            $75,621         17.4%           6.62%           6.62%           1.94
                                      --------       -------          ------         -------         ------

Total portfolio debt (4), (5)         $435,362        100.0%           7.11%           7.23%           6.63
                                      ========       =======          ======         =======         ======

(1) Interest Rate represents the weighted average interest rate incurred on the indebtedness, exclusive of deferred financing cost amortization and credit enhancement fees, as applicable.

(2) Total Rate represents the Interest Rate (1) plus credit enhancement fees, as applicable.

(3) Unsecured conventional fixed-rate debt includes $40,000 of financing which bears interest at LIBOR plus a spread of 0.80%. Such financing is effectively fixed at an all-in rate of 6.15% after the application of $40,000 of the $44,530 interest rate cap and swap agreements described below.

(4) Interest associated with construction activities is capitalized as a cost of development and does not impact current earnings. The qualifying construction expenditures at December 31, 1997 for purposes of interest capitalization were $74,225.

(5) Excludes $16.4 million of tax-exempt bonds and $17.9 million of outstanding conventional indebtedness related to joint ventures in which Gables owns a 25% interest.

INTEREST RATE PROTECTION AGREEMENT SUMMARY

                                       Notional         Strike/Swap/       Effective      Termination
Description of Agreement                Amount          Lock Price           Date             Date
------------------------                ------          ----------           ----             ----

LIBOR, 30-day    - "Rate Cap"           $44,530         6.25%   (6)        01/27/94          01/30/99

LIBOR, 30-day    - "Rate Swap"          $44,530         5.35%   (6)        08/30/96          08/30/99  (7)

LIBOR, 30-day    - "Rate Swap"          $25,000         5.76%   (6)        02/27/98          02/27/00  (8)

Treasury, 7-year - "Treasury Lock"      $75,000         6.18%              09/22/97          05/28/98

Treasury, 7-year - "Treasury Lock"      $25,000         5.88%              12/17/97          05/28/98

(6)  The 30-day LIBOR rate in effect at December 31, 1997 was 6.0%.

(7) This is a knock-out swap agreement which fixes Gables' underlying 30-day LIBOR rate at 5.35%. The swap terminates upon the earlier to occur of (i) the termination date or (ii) a rate reset date on which the 30-day LIBOR rate is 6.26% or higher.

(8) This is a knock-out swap agreement which fixes Gables' underlying 30-day LIBOR rate at 5.76%. The swap terminates upon the earlier to occur of (i) the termination date or (ii) a rate reset date on which the 30-day LIBOR rate is 6.70% or higher.

                                    Page-33

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollars in Thousands, Except Per Unit Amounts)
-----------------------------------------------

BOOK VALUE OF ASSETS AND PARTNERS' CAPITAL
------------------------------------------

The application of historical cost accounting in accordance with GAAP for Gables' UPREIT structure results in an understatement of total assets and partners' capital compared to the amounts that would be recorded via the application of purchase accounting in accordance with GAAP had Gables not been organized as an UPREIT. Management believes it is imperative to understand this difference when evaluating the book value of assets and partners' capital. The understatement of basis related to this difference in organizational structure at December 31, 1997 is $112,494, exclusive of the effect of depreciation. Accordingly, on a pro forma basis, the real estate assets before accumulated depreciation, total assets and partners' capital (including limited partners' capital interest at redemption value) as of December 31, 1997 would be $1,168,722, $1,093,661 and $625,991, respectively, if such $112,494 value was reflected.

INFLATION
---------
Substantially all of Gables' leases at the communities are for a term of one year or less, which may enable Gables to seek increased rents upon renewal of existing leases or commencement of new leases in times of rising prices. The short-term nature of these leases generally serves to lessen the impact of cost increases arising from inflation.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS
--------------------------------------------------
This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "expect," "anticipate," "intend," "estimate," "assume" and other similar expressions which are predictions of or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are in some cases beyond the control of Gables and may cause the actual results, performance or achievements of Gables to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

Factors that might cause such a difference include, but are not limited to, the following: Gables may fail to secure or abandon development opportunities; construction costs of a community may exceed original estimates; construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs and reduced rental revenues; occupancy rates and market rents may be adversely affected by local economic and market conditions which are beyond management's control; financing may not be available, or may not be available on favorable terms; Gables' cash flow may be insufficient to meet required payments of principal and interest; and existing indebtedness may mature in an unfavorable credit environment, preventing such indebtedness from being refinanced, or, if financed, causing such refinancing to occur on terms that are not as favorable as the terms of existing indebtedness.

OTHER MATTERS
-------------
Gables has assessed the impact of the year 2000 issue on its computer systems and is in the process of remediating the affected hardware and software. The year 2000 issue is the result of many computer programs recognizing a date ending with "00" as the year 1900 rather than the year 2000, causing potential system failures or miscalculations which could result in disruptions of normal business operations. Gables' primary financial and operating systems are supplied by third party suppliers and its hardware and software systems are either currently year 2000 compliant or will be compliant well in advance of January 1, 2000. Gables' costs of addressing the year 2000 issue are not expected to be material and will relate primarily to costs of existing information system personnel.

                                    Page-34

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollars in Thousands, Except Per Unit Amounts)
-----------------------------------------------

SUPPLEMENTAL  DISCUSSION  -  Funds  From  Operations  and  Adjusted  Funds  From
Operations

Gables considers funds from operations ("FFO") to be a useful performance measure of the operating performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Gables believes that in order to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with net income as presented in the financial statements and data included elsewhere in this report. Gables computes FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO as defined by NAREIT represents net income (loss) determined in accordance with GAAP, excluding gains or losses from sales of assets or debt restructuring, plus certain non-cash items, primarily real estate depreciation, and after adjustments for unconsolidated partnerships and joint ventures. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, Gables' FFO is comparable to the FFO of real estate companies that use the NAREIT definition. Adjusted funds from operations ("AFFO") is defined as FFO less capital expenditures funded by operations. FFO and AFFO should not be considered as alternatives to net income as indicators of Gables' operating performance or as alternatives to cash flows as measures of liquidity. FFO does not measure whether cash flow is sufficient to fund all of Gables' cash needs including principal amortization, capital expenditures, and distributions to shareholders and unitholders. Additionally, FFO does not represent cash flows from operating, investing or financing activities as defined by GAAP. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of Gables' cash needs and cash flows.

A reconciliation of funds from operations and adjusted funds from operations follows:

                                                      Years ended December 31,
                                                        1997             1996
                                                        ----             ----


Net income available to common unitholders           $35,390            $26,910
Extraordinary loss                                       712                631
Loss on treasury lock extension (1)                    1,178                  0
Gain on sale of real estate assets                    (5,349)                 0
Real estate asset depreciation:
     Wholly-owned real estate assets                  24,712             18,477
     Joint venture real estate assets                    223                220
                                                      ------            -------
            Total                                     24,935             18,697
                                                      ------            -------
FUNDS FROM OPERATIONS                                $56,866            $46,238
                                                      ======             ======

Capital expenditures for operating apartment communities:
      Carpet                                           1,860              1,245
      Roofing                                            139                297
      Exterior painting                                  283                145
      Appliances                                         204                179
      Other additions and improvements                 2,392              1,988
                                                     -------            -------
           Total                                       4,878              3,854
                                                     -------            -------
ADJUSTED FUNDS FROM OPERATIONS                       $51,988            $42,384
                                                     =======            =======

(1) Gables extended its $75 million forward seven-year treasury lock agreement in December, 1997. The loss recognized for GAAP purposes in connection with such extension is added back for FFO purposes as Gables intends to account for such amount for FFO purposes as a finance cost which will be amortized over the life of the debt transaction for which the treasury lock is intended to hedge.

                                    Page-35

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are listed under Item 14(a) and filed as part of this report on the pages indicated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

GGPI, the sole general partner of the Registrant, is a wholly-owned subsidiary of Gables Residential Trust. The members of the Board of Directors of GGPI are the same as the members of the Board of Trustees of Gables Residential Trust. The "executive officers" of GGPI are the same as the "executive officers" of Gables Residential Trust. Other than Gables Residential Trust, which beneficially owns 84.5% of the Registrant's outstanding Units as of March 20, 1998, no person beneficially owns more than 5% of the Registrant's outstanding Units. All information required by this Part III with respect to the Registrant will be included in Gables Residential Trust's Proxy Statement to be filed in connection with its 1998 Annual Meeting of Shareholders.

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Directors and Executive Officers of the Registrant required by Item 10 shall be included in Gables Residential Trust's Proxy Statement to be filed relating to its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.       EXECUTIVE COMPENSATION

The information concerning Executive Compensation required by Item 11 shall be included in Gables Residential Trust's Proxy Statement to be filed relating to its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

The information concerning Security Ownership of Certain Beneficial Owners and Management required by Item 12 shall be included in Gables Residential Trust's Proxy Statement to be filed relating to its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information concerning Certain Relationships and Related Transactions required by Item 13 shall be included in Gables Residential Trust's Proxy Statement to be filed relating to its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENTS AND  SCHEDULE AND REPORTS ON
               FORM 8-K

14(A)(1)AND(2) FINANCIAL STATEMENTS AND SCHEDULE

The financial statements and schedule listed below are filed as part of this annual report on the pages indicated.

Report of Independent Public Accountants                                      39

Consolidated Balance Sheets as of December 31, 1997 and
     December 31, 1996                                                        40

Consolidated Statements of Operations for the years ended
     December 31, 1997, 1996 and 1995                                         41

Consolidated Statements of Partners' Capital for the years
     ended December 31, 1997, 1996 and 1995                                   42

Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1996 and 1995                                         43

Notes to Consolidated Financial Statements                                    44

Schedule III - Real Estate Investments and Accumulated Depreciation           56
     as of December 31, 1997

                                    Page-36


14(a)(3) Exhibits

Certain of the exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Registrant or the Company (File No. 1-12590) and are incorporated herein by reference to the filing in the corresponding numbered footnote.


Exhibit No.                 Description
----------                  -----------

     3.1             ---   Second Amended and Restated Agreement of Limited
                           Partnership of the Operating Partnership (1)

     3.2             ---   Amended and Restated Declaration of Trust of the
                           Company (2)

     3.3             ---   Articles  Supplementary  to the Company's  Amended
                           and Restated Declaration of Trust creating a series of preferred shares of beneficial interest, par value $0.01 per share, called the 8.30% Series A
                           Cumulative Redeemable Preferred Shares (3)

     3.4             ---   Second Amended and Restated Bylaws of the Company (4)

     3.5             ---   Articles of Incorporation of Gables GP, Inc. (5)

     3.6             ---   Bylaws of Gables GP, Inc. (5)

    10.1             ---   Articles of Incorporation of East Apartment
                           Management, Inc. (5)

    10.2             ---   Bylaws of East Apartment Management, Inc. (5)

    10.3             ---   Articles of Incorporation of Central Apartment
                           Management, Inc. (5)

    10.4             ---   Bylaws of Central Apartment Management, Inc. (5)

    10.5             ---   Interest rate protection  agreement  (notional
                           amount of $44,530,000)  between the Operating
                           Partnership and NationsBank of North Carolina, N.A.
                           dated January 25, 1994 (6)

    10.6             ---   Interest rate protection agreement (notional  amount
                           of $44,530,000) between the Operating Partnership and First Union National Bank of Georgia, dated August
                           21, 1996 (7)

    10.7             ---   Interest rate protection  agreement (notional  amount
                           of $25,000,000) between the Operating Partnership and First Union National Bank of Georgia, dated as of
                           May 23, 1997 (8)

    10.8             ---   Forward Treasury Lock Agreement (notional amount of
                           $75,000,000) between the Operating Partnership and J.P. Morgan Securities, Inc. dated as of September
                           22, 1997 (8)

    10.9             ---   Forward Treasury Lock Agreement (notional amount of
                           $75,000,000) between the Operating Partnership and J.P. Morgan Securities, Inc. dated as of September
                           22, 1997 and amended on December 17, 1997 (9)

   10.10             ---   Forward Treasury Lock Agreement (notional amount of
                           $75,000,000) between the Operating Partnership and J.P. Morgan Securities, Inc. dated as of September
                           22, 1997 and amended on February 11, 1998 (9)

   10.11             ---   Forward Treasury Lock Agreement (notional amount of
                           $25,000,000) between the Operating Partnership and J.P. Morgan Securities, Inc. dated as of December
                           17, 1997 (9)

   10.12             ---   Forward Treasury Lock Agreement (notional amount of
                           $25,000,000) between the Operating Partnership and J.P. Morgan Securities, Inc. dated as of December
                           17, 1997 and amended on February 11, 1998 (9)

   10.13             ---   Loan  Application  and  Commitment  Agreement between
                           Teachers Insurance and Annuity Association of America
                           ("lender")  and  the  Operating   Partnership   and
                           Gables-Tennessee Properties (the "Tennessee
                           Partnership")(collectively,  the borrower) for a
                           $130,689,000 loan (10)

   10.14             ---   Loan Agreement,  Conversion and Note Agreement,
                           Security Deed Note and Deed of Trust Notes between
                           Teachers Insurance and Annuity  Association of
                           America ("lender")and the Operating Partnership and the Tennessee Partnership(collectively, the borrower) for a $130,689,000 loan, dated December 29, 1995 (11)

   10.15             ---   First Amendment to Conversion and Note Agreement
                           effective December 30, 1996 between the Operating
                           Partnership, the Tennessee Partnership, the Company and Teachers Insurance and Annuity Association of
                           America (8)

   10.16             ---   Second Amendment to Conversion and Note Agreement
                           effective August 13, 1997 between the Operating
                           Partnership, the Tennessee Partnership, the Company and Teachers Insurance and Annuity Association of
                           America (8)

   10.17             ---   Unsecured Note No. 1 for $86,346,000 date August 13,
                           1997 between the Operating Partnership, the Tennessee
                           Partnership and Teachers Insurance and Annuity
                           Association of America (8)

   10.18             ---   Unsecured  Note No.  2 for  $29,681,000 dated  August
                           13,  1997  between  the Operating Partnership,  the
                           Tennessee  Partnership  and Teachers  Insurance  and
                           Annuity Association of America  (8)

                                    Page-37


Exhibit No.                 Description
----------                  -----------

   10.19             ---   $175,000,000 Credit Agreement dated as of March 28,
                           1996 among the Operating Partnership (as Borrower) and Wachovia Bank of Georgia, N.A., First Union
                           National Bank of Georgia,  Guaranty  Federal Bank,
                           AmSouth Bank of Alabama,  and Commerzbank AG,
                           Atlanta Agency  (collectively,  as Lenders) and
                           Wachovia Bank of Georgia,  N.A. (as Agent)(12)

   10.20             ---   Guaranty  Agreement  dated as of March 28,  1996
                           among Gables GP, Inc., the Company and the Tennessee Partnership in favor of the Agent, for the ratable benefit of the Lenders, under the $175,000,000 Credit Agreement dated as of March 28,
                           1996 (12)

   10.21             ---   First Amendment to the $175,000,000  Credit Agreement
                           dated as of November 22, 1996 among the Operating
                           Partnership and the Lenders (7)

   10.22             ---   Second Amendment to the $175,000,000 Credit Amendment
                           dated as of March 18, 1997 among the Operating
                           Partnership and the Lenders (7)

   10.23             ---   $175,000,000  Amended and Restated Credit  Agreement
                           dated as of August 5, 1997 among the Operating
                           Partnership and the Lenders (8)

   10.24             ---   $45,820,180 Letter of Credit Facility Reimbursement
                           Agreement dated as of October 1, 1997 among the Operating Partnership (as Borrower), and Wachovia
                           Bank,  N.A., Guaranty Federal  Bank,  F.S.B.  and
                           AmSouth  Bank of Alabama (as  Lenders) and Wachovia
                           Bank, N.A. (as Agent) (8)

   10.25             ---   $40,000,000  Term Loan Credit  Agreement  dated as of
                           November 20, 1996 between the Operating  Partnership
                           (as Borrower)  and Wachovia  Bank of Georgia,  N.A.
                           (as Agent and Lender) (7)

   10.26             ---   First  Amendment  to the $40,000,000 Term Loan Credit
                           Agreement dated as of August 5, 1997 between the Operating Partnership and Wachovia Bank of Georgia,
                           N.A. (8)

   10.27             ---   Promissory  Note dated  November 29, 1994 for a
                           $53,000,000  mortgage loan from the Northwestern
                           Mutual Life Insurance Company to the Operating
                           Partnership (6)

    21.1  *          ---   Schedule of Subsidiaries of the Operating Partnership

    23.1  *          ---   Consent of Arthur Andersen LLP

    27.1  *          ---   Financial Data Schedule for the fiscal year ended
                           December 31, 1997

    27.2  *          ---   Financial  Data Schedule for the fiscal year ended
                           December 31, 1996, the three months ended March 31,
                           1997, the six months ended June 30, 1997 and the nine months ended September 30, 1997

--------------------------

*    Filed herewith

(1)  The Operating Partnership's Registration Statement on Form 10/A-1

(2) The Company's Registration Statement on Form S-11 (File No. 33-70570), as amended

(3)  The Company's Current Report on Form 8-K dated July 24, 1997

(4)  The Company's Registration Statement on Form 8-A/A-2

(5) The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993

(6) The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994

(7) The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996

(8) The Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997

(9) The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997

(10) The Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995

(11) The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995

(12) The Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996

Gables Residential Trust's proxy statement is to be filed with the Commission on or about March 31, 1998.

14(B) REPORTS ON FORM 8-K

A Form 8-K dated November 24, 1997 was filed with the Commission with the required financial information regarding the acquisition of certain apartment communities.

14(C)  EXHIBITS

See Item 14(a)(3) above.

                                    Page-38

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Gables GP, Inc., as general partner of Gables Realty Limited Partnership, certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GABLES REALTY LIMITED PARTNERSHIP
                                   By:   Gables GP, Inc.
                                   Its:    General Partner

                                   By: /s/ Marcus E. Bromley
                                      --------------------------------
                                      Marcus  E.  Bromley,   Chairman
                                      of the Board of Directors and
                                      President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Gables GP, Inc., as general partner of Gables Realty Limited Partnership, and in the capacities and on the dates indicated.


         Signatures                     Title                                           Date
         ----------                     -----                                           ----


/s/ Marcus E. Bromley                   Chairman of the Board of Directors              March  25, 1998
------------------------                and President
Marcus E. Bromley                       (Principal Executive Officer)


/s/ Marvin R. Banks, Jr.                Chief Financial Officer (Principal Financial    March  25, 1998
------------------------                Officer and Principal Accounting Officer)
Marvin R. Banks, Jr.


/s/ John T. Rippel                      President, Chief Operating Officer              March  25, 1998
------------------------                and Director
John T. Rippel

/s/ David M. Holland                    Director                                        March  25, 1998
------------------------
David M. Holland


/s/ Lauralee E. Martin                  Director                                        March  25, 1998
------------------------
Lauralee E. Martin


/s/ John W. McIntyre                    Director                                        March  25, 1998
------------------------
John W. McIntyre


/s/ D. Raymond Riddle                   Director                                        March 25, 1998
------------------------
D. Raymond Riddle

                                    Page-39


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Gables Realty Limited Partnership:

We have audited the accompanying consolidated balance sheets of Gables Realty Limited Partnership and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, partners' capital and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements and schedule are the responsibility of the management of Gables Realty Limited Partnership. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gables Realty
Limited Partnership and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP

Atlanta, Georgia
March 6, 1998

                                    Page-40


                        GABLES REALTY LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in Thousands, Except Per Unit Amounts)


                                                                                           December 31,
                                                                                       1997            1996
                                                                                     --------       ---------
ASSETS:
Real estate assets:
   Land  .......................................................................     $ 150,894       $102,762
   Buildings ...................................................................       770,305        558,569
   Furniture, fixtures and equipment ...........................................        60,015         45,830
   Construction in progress ....................................................        53,240         74,690
   Land held for future development ............................................        21,774          2,749
                                                                                     ---------       --------
      Real estate assets before accumulated depreciation .......................     1,056,228        784,600
   Less:  accumulated depreciation .............................................       (98,236)       (74,903)
                                                                                     ---------       --------
     Net real estate assets ....................................................       957,992        709,697

Cash and cash equivalents ......................................................         3,179          4,385
Restricted cash ................................................................         4,498          8,430
Deferred charges, net of accumulated amortization of $2,735 and
  $3,328 at December 31, 1997 and 1996, respectively ...........................         4,194          5,412
Other assets, net ..............................................................        11,304         31,736
                                                                                     ---------      ---------
     Total assets ..............................................................     $ 981,167      $ 759,660
                                                                                     =========      =========

LIABILITIES AND PARTNERS' CAPITAL:
Notes payable ..................................................................     $ 435,362      $ 390,321
Accrued interest payable .......................................................         1,999          1,811
Common distributions payable ...................................................             0         11,194
Preferred distributions payable.................................................           424              0
Real estate taxes payable ......................................................        13,568          9,785
Accounts payable and accrued expenses - construction ...........................         8,505          6,218
Accounts payable and accrued expenses - operating ..............................         5,552          5,455
Security deposits ..............................................................         2,260          1,968
                                                                                      --------       --------
     Total liabilities .........................................................       467,670        426,752
                                                                                      --------       --------

Limited partners' capital interest (4,056 and 3,528 common Units),
   at redemption value .........................................................       110,866         98,482
                                                                                      --------       --------
Commitments and contingencies

Partners' capital:
  Preferred partners (4,600 and 0 preferred Units), at $25.00
    liquidation preference .....................................................       115,000              0
  General partner (260 and 228 common Units) ...................................         3,907          3,245
  Limited partner (21,730 and 19,089 common Units) .............................       283,724        231,181
                                                                                     ---------      ---------
   Total partners' capital .....................................................       402,631        234,426
                                                                                     ---------      ---------
     Total liabilities, limited partners' capital interest and partner's capital     $ 981,167      $ 759,660
                                                                                     =========      =========

The accompanying notes are an integral part of these balance sheets.

                                    Page-41

                        GABLES REALTY LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in Thousands, Except Per Unit Amounts)


                                                                               Years ended December 31,
                                                                          1997         1996          1995
                                                                         ------       ------        ------
Rental revenues ....................................................   $ 132,371    $ 104,543    $  72,703
Other property revenues ............................................       6,322        4,928        3,268
                                                                         -------      -------      -------
     Total property revenues .......................................     138,693      109,471       75,971
                                                                         -------      -------      -------

Property management - third party ..................................       2,173        2,960        3,324
Property management - related party ................................         859          911          965
                                                                         -------      -------      -------
  Total property management revenues ...............................       3,032        3,871        4,289
Non-recurring Olympic revenues, net ................................           0          900            0
Other ..............................................................       1,713        1,939        1,500
                                                                         -------      -------      -------
     Total other revenues ..........................................       4,745        6,710        5,789
                                                                         -------      -------      -------
     Total revenues ................................................     143,438      116,181       81,760
                                                                         -------      -------      -------

Property operating and maintenance (exclusive of items shown
     separately below) .............................................      47,592       38,693       28,228
Depreciation and amortization ......................................      25,194       18,892       12,669
Amortization of deferred financing costs ...........................         992        1,348          932
Property management - owned ........................................       3,364        2,824        2,170
Property management - third/related party ..........................       2,332        2,793        3,178
General and administrative .........................................       3,248        3,045        2,869
Interest ...........................................................      24,804       21,112       13,088
Credit enhancement fees ............................................         509          576          710
Loss on treasury lock extension ....................................       1,178            0            0
                                                                        --------      -------      -------
     Total expenses ................................................     109,213       89,283       63,844
                                                                        --------      -------      -------

Income before equity in income of joint ventures and interest income      34,225       26,898       17,916
Equity in income of joint ventures .................................         320          280           64
Interest income ....................................................         371          363          389
                                                                        --------      -------      -------
Income before gain on sale of real estate assets ...................      34,916       27,541       18,369
Gain on sale of real estate assets .................................       5,349            0            0
                                                                        --------      -------      -------
Income before extraordinary loss ...................................      40,265       27,541       18,369
Extraordinary loss .................................................        (712)        (631)        (955)
                                                                        --------      -------      -------
Net income .........................................................      39,553       26,910       17,414
Dividends to preferred unitholders .................................      (4,163)           0            0
                                                                        --------      -------      -------
Net income available to common unitholders .........................   $  35,390    $  26,910    $  17,414
                                                                        ========      =======      =======

Weighted average number of common Units outstanding - basic ........      23,441       20,194       14,644
Weighted average number of common Units outstanding - diluted ......      23,591       20,283       14,660

PER COMMON UNIT INFORMATION:
Income before extraordinary loss - basic ...........................   $    1.54    $    1.36    $    1.25
Extraordinary loss - basic .........................................  ($    0.03)  ($    0.03)  ($    0.06)
Net income - basic .................................................   $    1.51    $    1.33    $    1.19

Income before extraordinary loss - diluted .........................   $    1.53    $    1.35    $    1.25
Extraordinary loss - diluted .......................................  ($    0.03)  ($    0.03)  ($    0.07)
Net income - diluted ...............................................   $    1.50    $    1.32    $    1.18

The accompanying notes are an integral part of these statements.

                                    Page-42

                        GABLES REALTY LIMITED PARTNERSHIP
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                 (Amounts in Thousands, Except Per Unit Amounts)
                                                                                                                   Limited
                                                                                                         Total     Partners'
                                                                   General   Limited      Preferred    Partners'    Capital
                                                                   Partner   Partner      Partners      Capital     Interest
                                                                   -------   -------      --------      -------     --------
BALANCE, DECEMBER 31, 1994 .................................   $   1,792    $  91,174         $  0   $  92,966    $  67,188

  Proceeds of 4,600 common share offering, net of under-
   writing discounts and issuance costs of $6,261 ..........         944       93,420            0      94,364            0
  Proceeds from Share Builder Plan .........................           2          175            0         177            0
  Filing costs for Share Builder Plan, Profit Sharing
    Plan and $200,000 shelf registration statement .........          (2)        (235)           0        (237)           0
  Contribution related to land acquisition .................          24          (24)           0           0        2,437
  Net income ...............................................         174       13,382            0      13,556        3,858
  Distributions paid ($1.38 per Unit) ......................        (190)     (14,406)           0     (14,596)      (4,415)
  Distributions declared ($0.48 per Unit) ..................         (89)      (7,199)           0      (7,288)      (1,589)
  Adjustment to reflect limited partners' redeemable capital
   at redemption value at balance sheet date ...............         (78)      (7,757)           0      (7,835)       7,835
                                                                 -------      -------       ------     -------     --------

BALANCE, DECEMBER 31, 1995 .................................       2,577      168,530            0     171,107       75,314

  Proceeds of 4,039 common share offerings, net of under-
   writing discounts and issuance costs of $3,302 ..........         935       92,549            0      93,484            0
  Proceeds from exercise of share options ..................          14        1,416            0       1,430            0
  Proceeds from Share Builder Plan .........................           0           32            0          32            0
  Filing costs for $300,000 shelf registration statement ...          (1)         (96)           0         (97)           0
  Contribution related to apartment community acquisition ..          57          (57)           0           0        5,697
  Conversion of redeemable Units to common shares ..........          25        2,516            0       2,541       (2,541)
  Net income ...............................................         269       22,112            0      22,381        4,529
  Distributions paid ($1.45 per Unit) ......................        (298)     (24,603)           0     (24,901)      (4,874)
  Distributions declared ($0.49 per Unit) ..................        (112)      (9,353)           0      (9,465)      (1,729)
  Adjustment to reflect limited partners' redeemable capital
   at redemption value at balance sheet date ...............        (221)     (21,865)           0     (22,086)      22,086
                                                                 -------      -------       ------    --------      -------

BALANCE, DECEMBER 31, 1996 .................................       3,245      231,181            0     234,426       98,482

  Proceeds from exercise of share options ..................          31        3,090            0       3,121            0
  Proceeds from Share Builder Plan .........................           0           60            0          60            0
  Proceeds of 2,437 common share offerings, net of under-
   writing discounts and issuance costs of $3,463 ..........         625       61,892            0      62,517            0
  Proceeds of 4,600 preferred share offering ...............         (40)      (3,969)     115,000     110,991            0
  Contributions related to property acquisitions ...........         147         (147)           0           0       14,725
  Issuance of shares for trustee compensation ..............           0           25            0          25            0
  Conversion of redeemable Units to common shares ..........           5          528            0         533         (533)
  Net income ...............................................         354       29,535            0      29,889        5,501
  Issuance of share grants, net of deferred compensation ...          12        1,178            0       1,190            0
  Distributions paid ($1.98 per Unit) ......................        (474)     (39,659)           0     (40,133)      (7,297)
  Adjustment to reflect limited partners' redeemable capital
   at redemption value at balance sheet date ...............           2           10            0          12          (12)
                                                                 -------      -------      -------     -------     --------
BALANCE, DECEMBER 31, 1997 .................................   $   3,907    $ 283,724    $ 115,000   $ 402,631    $ 110,866
                                                                 =======      =======      =======     =======     ========

The accompanying notes are an integral part of these statements.

                                    Page-43


                        GABLES REALTY LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Amounts in Thousands, Except Per Unit Amounts)


                                                                      Years Ended December 31,
                                                                     1997         1996         1995
                                                                   -------      -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...................................................   $  39,553    $  26,910    $  17,414
Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization .............................      26,186       20,240       13,601
   Equity in income of joint ventures ........................        (320)        (280)         (64)
   Gain on sale of real estate assets ........................      (5,349)           0            0
   Long-term compensation expense ............................         574          408            0
   Loss on treasury lock extension ...........................       1,178            0            0
   Extraordinary loss ........................................         712          631          955
   Change in operating assets and liabilities:
     Restricted cash .........................................       4,616       (2,366)      (1,695)
     Other assets ............................................      (1,055)        (282)        (260)
     Other liabilities, net ..................................       3,424        6,368         (863)
                                                                 ---------     --------     --------
          Net cash provided by operating activities ..........      69,519       51,629       29,088
                                                                 ---------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase and construction of real estate assets ..............    (241,585)    (194,886)    (148,475)
Investment in mortgage note receivable .......................           0      (21,505)           0
Net proceeds from sale of real estate assets .................      13,174        3,968            0
Long-term land lease payments ................................      (1,000)      (1,500)           0
Distributions received from joint ventures ...................         442          327          241
                                                                  --------      -------      -------
     Net cash used in investing activities ...................    (228,969)    (213,596)    (148,234)
                                                                  --------      -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common share offerings, net of issuance costs ..      62,517       93,484       94,364
Proceeds from preferred share offering, net of issuance costs.     110,991            0            0
Payment of filing costs for shelf registration statement .....           0          (97)        (237)
Proceeds from the exercise of share options ..................       3,121        1,430            0
Share Builder Plan contributions .............................          61           32          177
Payments of deferred financing costs .........................        (440)      (1,668)      (1,777)
Notes payable proceeds .......................................     233,849      282,569      281,597
Notes payable repayments .....................................    (188,808)    (178,507)    (224,643)
Principal escrow deposits ....................................        (684)        (768)        (652)
Preferred distributions paid .................................      (3,739)           0            0
Common distributions paid ($2.47, $1.93 and $1.83 per Unit) ..     (58,624)     (38,652)     (25,210)
                                                                  --------     --------     --------
     Net cash provided by financing activities ...............     158,244      157,823      123,619
                                                                  --------     --------     --------

Net change in cash and cash equivalents ......................      (1,206)      (4,144)       4,473
Cash and cash equivalents, beginning of period ...............       4,385        8,529        4,056
                                                                  --------     --------     --------
Cash and cash equivalents, end of period .....................   $   3,179    $   4,385    $   8,529
                                                                  ========     ========     ========

Supplemental disclosure of cash flow information:
     Cash paid for interest ..................................   $  29,777    $  24,749    $  20,669
     Interest capitalized ....................................       5,161        4,373        7,481
                                                                  --------     --------     --------
     Cash paid for interest, net of amounts capitalized ......   $  24,616    $  20,376    $  13,188
                                                                  ========     ========     ========

The accompanying notes are an integral part of these statements.

                                    Page-44

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in Thousands, Except Property and Per Unit Information
---------------------------------------------------------------

1. ORGANIZATION AND FORMATION OF THE OPERATING PARTNERSHIP

Gables Realty Limited Partnership (the "Operating Partnership") is the entity through which Gables Residential Trust (the "Company"), a self-administered and self-managed real estate investment trust (a "REIT"), conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. In 1993, the Company was formed under Maryland law and the Operating Partnership was organized as a Delaware limited partnership to continue and to expand the multifamily apartment community management, development, construction and acquisition operations of its privately owned predecessor organization. The term "Gables Residential Group" or "Group" as used herein refers to the privately owned predecessor organization prior to the Company's initial public offering in January, 1994 (the "IPO") and the concurrent completion of the transactions that occured simultaneously therewith (the "Formation Transactions"). The term "Operating Partnership" or "Gables" as used herein means Gables Realty Limited Partnership and its subsidiaries on a consolidated basis, or, where the context so requires, Gables Realty Limited Partnership only. The Operating Partnership's third party management businesses are conducted through two subsidiaries, Central Apartment Management, Inc., a Texas corporation, and East Apartment Management, Inc., a Georgia corporation (each, a "Management Company").

The Company was an 84.4% economic owner of the Operating Partnership as of December 31, 1997 (excluding the Company's direct or indirect ownership of 100% of the Operating Partnership's Series A Preferred Units). The Company controls the Operating Partnership through Gables GP, Inc. ("GGPI"), a wholly-owned subsidiary of the Company and the sole general partner of the Operating Partnership (this structure is commonly referred to as an umbrella partnership REIT or "UPREIT"). The board of directors of GGPI, the members of which are the same as the members of the Board of Trustees of the Company, manages the affairs of the Operating Partnership by directing the affairs of GGPI. The Company's limited partner and indirect general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

The other limited partners of the Operating Partnership are persons who contributed their direct or indirect interests in certain properties to the Operating Partnership primarily in connection with the Formation Transactions. The Operating Partnership is obligated to redeem each unit of limited partnership interest ("Unit") held by a person other than the Company, at the request of the holder thereof, for cash equal to the fair market value of a share of the Company's common shares of beneficial interest, par value $.01 per share, at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one common share or cash. The Company presently anticipates that it will elect to issue its common shares to acquire Units presented for redemption, rather than paying cash. Such limited partners' redemption rights are reflected in "limited partners' capital interest" in the accompanying consolidated balance sheets at the cash redemption amount at the balance sheet date. With each such redemption the Company's percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues common shares or preferred shares of beneficial interest, par value $.01 per share, the Company is obligated to contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership is obligated to issue an equivalent number of Units to the Company.

Distributions to holders of Units are made to enable distributions to be made to the Company's shareholders under its dividend policy. Federal income tax laws require the Company, as a REIT, to distribute 95% of its ordinary taxable income. The Operating Partnership makes distributions to the Company to enable it to satisfy this requirement.

As of December 31, 1997, Gables owned 59 completed multifamily apartment communities comprising 17,816 apartment homes, of which 35 were developed and 24 were acquired by Gables, and an indirect 25% general partner interest in two apartment communities developed by Gables comprising 663 apartment homes. One of the completed communities comprising 273 apartment homes was in the lease-up stage at December 31, 1997. Gables also owned five multifamily apartment communities that were under construction at December 31, 1997 that are expected to comprise 1,409 apartment homes upon completion. As of December 31, 1997, Gables owned parcels of land for the future development of seven apartment communities expected to comprise an estimated 1,792 apartment homes. Additionally, Gables has contracts or options to acquire additional parcels of land. There can be no assurance that Gables will acquire these land parcels, however it is Gables' intent to develop an apartment community on each such land parcel, if purchased.

                                    Page-45


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in Thousands, Except Property and Per Unit Information
---------------------------------------------------------------

On February 18, 1998, Gables entered into contribution agreements with four partnerships under common control pursuant to which Gables expects to acquire four multifamily apartment communities comprising a total of 913 apartment homes located in Houston, Texas. In connection with such acquisition, Gables will assume approximately $28 million of indebtedness and issue Units valued at up to approximately $21 million, of which approximately $2 million will be deferred for up to two years.

On March 11, 1998, Gables entered into an agreement to acquire a multifamily apartment community in Austin, Texas comprising 308 apartment homes.

Gables has entered into a Contribution Agreement with an effective date of March 16, 1998 (the "Contribution Agreement") to acquire the properties and operations of Trammell Crow Residential South Florida ("TCR/SF"), which consist of up to 15 multifamily apartment communities (the "South Florida Communities") containing a total of 4,197 apartment homes (assuming completion of three South Florida Communities currently under construction), and all of TCR/SF's residential construction and development and third party management activities in South Florida (collectively, the "South Florida Transaction"). In consideration for such properties and operations, the Company will (i) pay approximately $149.0 million in cash, (ii) assume approximately $135.9 million of tax-exempt debt and
(iii) issue Units valued at up to approximately $83.6 million, of which $12.5 million will be deferred until January 1, 2000. The South Florida Communities are located in Palm Beach County, Broward County and Dade County and encompass the metropolitan areas of Palm Beach, Ft. Lauderdale and Miami, respectively. The South Florida Transaction is expected to be consummated in the second quarter of 1998.

There can be no assurance that the acquisitions described above will close as contemplated, or that the acquisitions will be consummated at all. Gables is pursuing other acquisition opportunities in the ordinary course of business which have not yet been, or may never be, put under contract.

2.  SECONDARY OFFERINGS AND ISSUANCES OF OPERATING PARTNERSHIP UNITS

Secondary Common Share Offerings
--------------------------------
Since the IPO, the Company has issued a total of 11,521 common shares in seven offerings generating $260,241 in net proceeds which were contributed to the Operating Partnership in exchange for an equal number of common Units and were generally used (i) to reduce outstanding indebtedness under interim financing vehicles utilized to fund Gables' development and acquisition activities and
(ii) for general working capital purposes including funding of future development and acquisition activities.

Preferred Share Offering
------------------------
On July 24, 1997, the Company issued 4,600 shares of 8.30% Series A Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share) (the "Series A Preferred Shares"). The net proceeds from this offering of approximately $111 million were contributed to the Operating Partnership in exchange for an equal number of preferred Units with similar economic rights and preferences and Gables used the net proceeds to reduce outstanding indebtedness under the interim financing vehicles discussed above. The Series A Preferred Shares, which may be redeemed by the Company at $25.00 per share, plus accrued and unpaid dividends, on or after July 24, 2002, have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company.

Additional Issuances of Operating Partnership Units
---------------------------------------------------
On December 5, 1995, Gables acquired a parcel of land for the development of an apartment community, financed in part through the issuance of 111 Units. On July 26, 1996, Gables acquired an apartment community comprising 500 apartment homes, financed in part through the issuance of 244 Units. On August 21, 1997, Gables acquired an apartment community comprising 82 apartment homes, financed in part through the issuance of 95 Units. On October 17, 1997, Gables acquired an apartment community comprising 295 apartment homes, financed in part through the issuance of 453 Units.

                                    Page-46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in Thousands, Except Property and Per Unit Information
---------------------------------------------------------------

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
--------------------
Gables engages in the multifamily apartment community management, development, construction, and acquisition businesses, including the provision of related brokerage and corporate rental housing services. Gables' operating performance relies predominantly on net operating income from the multifamily apartment communities it owns which are located in seven core cities in Texas, Georgia, and Tennessee. Gables recently entered an eighth market, Orlando, Florida, through an association with a subsidiary of the Walt Disney Company, and in connection therewith currently has two communities under development in Orlando.

Basis of Presentation
---------------------
The accompanying consolidated financial statements of Gables Realty Limited Partnership include the consolidated accounts of Gables Realty Limited Partnership and its subsidiaries. As a result of the structure of the business combination, certain partners and owners of the entities in Gables Residential Group received common shares of the Company and/or Units in the Operating Partnership. Purchase accounting was applied to the acquisition of all non-controlled interests. The acquisition of all other interests was accounted for as a reorganization of entities under common control and, accordingly, was reflected at historical cost in a manner similar to that in pooling of interests accounting. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Real Estate Assets and Depreciation
-----------------------------------
Real estate assets are stated at depreciated cost. The cost of buildings and improvements includes interest, property taxes, insurance and allocated development overhead incurred during the construction period. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments are capitalized and depreciated over their useful lives. Depreciation is computed on a straight-line basis over the useful lives of the real estate assets (buildings and improvements 19-40 years; furniture, fixtures and equipment 5-10 years).

Gables adopted Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective January 1, 1996. FAS 121 established new standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. There was no financial statement impact resulting from the adoption of FAS 121. In addition, Gables has determined that no impairment provision is necessary at December 31, 1997.

Other Assets
------------
Gables invested $21.5 million in an apartment community comprising 232 apartment homes on October 1, 1996 via a mortgage note receivable. The note receivable and related costs are included in other assets in the accompanying balance sheet at December 31, 1996 and interest income earned thereon is included in other revenues in the accompanying statement of operations for the year ended December 31, 1996. In January, 1997, Gables acquired the apartment community from the borrower, and the mortgage note receivable was repaid in full.

Investment in Joint Ventures
----------------------------
Gables'  25%  general   partner   interests  in  Arbors  of  Harbortown  JV  and
Metropolitan Apartments JV are accounted for on the equity method of accounting.

                                    Page-47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in Thousands, Except Property and Per Unit Information
---------------------------------------------------------------

Revenue Recognition
-------------------
     Rental: Gables leases its residential properties under operating leases with terms generally equal to one year or less. Rental income is recognized when earned which materially approximates revenue recognition on a straight-line basis.

     Property management: Gables provides property management services for properties in which it does not own a controlling interest. Income is recognized when earned.

     Development and construction services: Gables periodically provides development and construction services for properties in which it does not own a controlling interest. Income is recognized when earned on a percentage of completion basis.

Cash and Cash Equivalents
-------------------------
For purposes of the statement of cash flows, all investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Restricted Cash
---------------
Restricted cash is primarily comprised of residential security deposits, tax escrow funds, repairs and maintenance reserve funds, and principal escrow bond funds.

Deferred Financing Costs and Amortization
-----------------------------------------

Deferred financing costs include fees and costs incurred to obtain financing and are capitalized and amortized over the terms of the related notes payable and are written off upon the expiration thereof.

Interest Rate Protection Agreements
-----------------------------------
Gables uses interest rate protection agreements in the form of "rate caps" and "rate swaps" to manage its exposure to interest rate changes. These agreements are considered hedges of Gables' borrowings. Upfront amounts paid to purchase rate cap agreements are capitalized and amortized over the terms of the related agreements and are written off upon the expiration thereof. Such amortization is included in amortization of deferred financing costs in the accompanying statements of operations. Monthly amounts paid or received under rate cap and rate swap agreements are recognized as adjustments to interest expense.

Gables uses forward treasury lock agreements to lock-in its effective borrowing rate for prospectve debt transactions. Payments made or received upon settlement of such agreements that represent an effective hedge of a specific borrowing are deferred and amortized as an adjustment to interest expense over the life of the related debt instrument. To the extent a forward treasury lock agreement does not represent an effective hedge of a specific borrowing, the settlement amount is recorded as a gain or loss upon settlement. In December, 1997, Gables extended its $75 million forward seven-year treasury lock agreement. On the extension date, Gables would have paid $1,178 to settle the treasury lock agreement had it not been extended. Such amount was recorded as a loss on treasury lock extension in December, 1997 and Gables will use the market rate in effect on the extension date as its "locked-in rate" for purposes of recording interest expense over the life of the debt instrument the treasury lock was originally intended to hedge. Gables currently expects that the debt transaction for which the treasury lock was originally intended to hedge will be consummated in 1998.

Property Management Expenses
----------------------------
Gables manages its owned properties, as well as properties owned by third and related parties for which Gables provides services for a fee. Property management expenses have been allocated between owned and third/related party properties in the accompanying statements of operations based on the proportionate number of owned and third/related party apartment homes managed by Gables during the applicable periods.

                                    Page-48

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in Thousands, Except Property and Per Unit Information
---------------------------------------------------------------

Income Taxes
------------
No federal or state income taxes are reflected in the accompanying financial statements since Gables Realty Limited Partnership is a partnership and its partners are required to include their respective share of profits and losses in their income tax returns. Additionally, certain subsidiaries of Gables, formed to provide management and other services to third and related parties, are taxed based on reportable income. The tax attributes of these entities are immaterial to the accompanying consolidated financial statements.

4.  NOTES PAYABLE

Notes payable consist of the following:

                                                       December 31,
                                                 1997               1996
                                                 ----               ----
Secured conventional fixed-rate                $96,135            $219,046
Unsecured conventional fixed-rate              158,526              40,000
Tax-exempt fixed-rate                           60,150              67,270
                                               -------            --------
     Total fixed-rate                          314,811             326,316
Tax-exempt variable-rate                        44,930              44,930
Unsecured credit facilities                     75,621              19,075
                                              --------            --------
     Total notes payable                      $435,362            $390,321
                                              ========            ========


Secured Conventional Fixed-Rate Notes Payable
---------------------------------------------
At December 31, 1996, the fixed-rate notes payable were comprised of thirteen loans collateralized by fifteen apartment communities included in real estate assets. At December 31, 1996, the interest rates on these notes payable ranged from 7.00% to 8.77% (weighted average of 8.11%) and the maturity dates ranged from September, 1997 through December, 2009.

In February, 1997, Gables repaid a $9,452 loan which was scheduled to mature in September, 1997. In August, 1997, eight loans financed with Teachers Insurance and Annuity Association totaling $116,027 (the "TIAA Loans") were converted from secured to unsecured as a result of Gables' attainment of senior unsecured debt ratings of BBB from Standard and Poor's and Baa2 from Moody's Investors Service (the "Credit Ratings"). Accordingly, this indebtedness is included in the unsecured conventional fixed-rate category at December 31, 1997. In August, 1997, Gables acquired an apartment community and assumed a $3,722 mortgage note payable in connection with that acquisition.

At December 31, 1997, the fixed-rate notes payable are comprised of five loans collateralized by seven apartment communities included in real estate assets. At December 31, 1997, the interest rates on these notes payable ranged from 7.13% to 8.77% (weighted average of 8.14%) and the maturity dates ranged from May, 2003 to December, 2020. Principal amortization payments are required on a monthly basis for all notes payable based on amortization schedules ranging from 25 to 27 years.

Unsecured Conventional Fixed-Rate Notes Payable
-----------------------------------------------
At December 31, 1996, the unsecured conventional fixed-rate indebtedness represented a five-year $40,000 term loan with a maturity of November, 2001, that bore interest at LIBOR plus 1.25%. In April, 1997, the borrowing costs on this loan were reduced to LIBOR plus 1.10% in connection with the attainment of the Credit Ratings. In August, 1997, the borrowing costs were renegotiated and were reduced to LIBOR plus 0.80%. At December 31, 1997, this loan is effectively fixed at an all-in rate of 6.15% after application of $40,000 of the $44,530 interest rate protection agreements discussed elsewhere herein.

In January, 1997, Gables acquired a parcel of land and assumed $2,646 of indebtedness associated with that acquisition. Such indebtedness bears interest at 6.10%, requires annual principal amortization payments over its 20 year term, and has a maturity of October, 2016.

                                    Page-49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in Thousands, Except Property and Per Unit Information
---------------------------------------------------------------

In August, 1997, the eight TIAA Loans were converted into two unsecured notes payable. The first such note payable for $86,346 bears interest at 8.30% and matures in December, 2002. The second such note payable for $29,681 bears interest at 8.62% and matures in December, 2007. Beginning February, 1998, monthly principal amortization payments will be required for these notes payable based on a 30 year amortization schedule.

Tax-Exempt Fixed-Rate Notes Payable
-----------------------------------
At December 31, 1997 and 1996, the tax-exempt, fixed-rate indebtedness was comprised of two and three loans, respectively. One such loan outstanding at December 31, 1997 and 1996 has a principal balance of $48,365, and is collateralized by three communities induced for tax-exempt financing and three additional communities. Principal amortization payments based on a 30 year amortization schedule are required on a monthly basis. These payments are retained in an escrow account and are not applied to reduce the outstanding principal balance of the loan. Principal payments through December 31, 1997 and 1996 are included in restricted cash in the accompanying balance sheets. The note payable bears interest at 6.38% and matures in August, 2004. The three underlying tax-exempt bond issues mature in August, 2024. The other two loans outstanding at December 31, 1996 represented a $19,020 tax-exempt bond financing secured by two apartment communities. Both bond issues were credit enhanced for an annual fee of 0.60%. The bonds bear interest at a weighted average rate of 7.03% on a fixed basis for 30 years. Principal amortization payments are due in January each year pursuant to the terms of the bond documents. Gables is required to make monthly escrow payments each year totaling the annual principal payment due to the bondholders in the month of January thereafter. Monthly principal escrow payments are included in restricted cash until the January payments are made. One of these loans, with an outstanding principal balance of $6,975 at December 31, 1996, was economically defeased in January, 1997 in connection with the sale of the property. The tax-exempt bonds contain certain covenants which require minimum rentals to individuals based upon income levels specified by U.S. government programs, as defined.

Tax-Exempt Variable-Rate Notes Payable
--------------------------------------
At December 31, 1997 and 1996, the variable-rate mortgage notes payable securing tax-exempt bonds were comprised of four loans, each of which is collateralized by an apartment community included in real estate assets. The tax-exempt bonds contain certain covenants which require minimum rentals to individuals based upon income levels specified by U.S. government programs, as defined. These bonds bear interest at a variable rate of interest, adjusted weekly based upon a negotiated rate. The interest rate in effect at December 31, 1997 and 1996 was 4.2%. Tax-exempt variable rates are, and historically have been, significantly higher at year-end than during the year. The effective interest rates were 3.7%, 3.5% and 3.9% for the years ended December 31, 1997, 1996 and 1995. The bonds are currently secured by four letters of credit provided by a letter of credit facility entered into in October, 1997. The fee for these letters of credit was 1.5% per annum through June 30, 1995, 1.25% per annum through March, 1996, 1.0% through September, 1997 and is currently 0.95% per annum. The letter of credit facility has an initial term of 5 years and has unlimited one-year extension options. Three of the underlying bond issues mature in December, 2007 and the fourth underlying bond issue matures in August, 2024.

$175 Million Credit Facility
----------------------------
In conjunction with the IPO, Gables closed a $175 million three-year revolving credit facility (the "Original Credit Facility") which had an initial maturity of January, 1997. In March, 1996, Gables closed a new $175 million unsecured revolving credit facility (the "New Credit Facility" or "$175 Million Credit Facility") that replaced the Original Credit Facility. Although the New Credit Facility is unsecured, there were certain designated real estate assets that had escrowed mortgages that were released promptly after the attainment of the Credit Rating. The New Credit Facility has an initial term of three years and three one-year extension options. Gables has exercised the first of its one-year extension options resulting in a maturity date for the facility of March, 2000.

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

                                    Page-50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in Thousands, Except Property and Per Unit Information
---------------------------------------------------------------

Gables' availability under the facility is limited to the lesser of the total $175 million commitment or the borrowing base. The borrowing base available under the facility is currently based on the value of Gables' unencumbered real estate assets as compared to the amount of Gables' unsecured indebtedness. As of December 31, 1997, Gables had $60.0 million in borrowings outstanding under the facility and, therefore, had $115 .0 million of remaining capacity on the $175 million available commitment.

$20 Million Credit Facility
---------------------------
In November, 1996, Gables closed an unsecured revolving credit facility that currently provides for up to $20 million in borrowings. This facility has an initial term of one year and has unlimited one-year extension options. Gables has exercised the first of its one-year extension options resulting in a maturity date for the facility of October, 1998. Borrowings bore interest under this facility at LIBOR plus 1.50% through April, 1997. In April, 1997, Gables' borrowing costs were reduced to LIBOR plus 1.10% in connection with the attainment of the Credit Ratings. In August, 1997, Gables' borrowing costs were negotiated and were reduced to LIBOR plus 0.80%. As of December 31, 1997, Gables had approximately $15.6 million in borrowings outstanding under this facility.

Restrictive Covenants
---------------------
Certain of the Gables' debt agreements contain customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions in excess of stated amounts, which in turn restricts the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 95% of the Operating Partnership's consolidated income available for distribution (as defined in the related agreement) exclusive of distributions of capital gains for such year. The applicable debt agreements contain exceptions to these limitations to allow the Operating Partnership to make any distributions necessary to allow the Company to maintain its status as a REIT. Gables does not anticipate that this provision will adversely effect the ability of the Operating Partnership to make distributions or the Company to declare dividends, as currently anticipated.

Maturities
----------

The aggregate maturities of notes payable at December 31, 1997 are as follows:

          1998                               $17,950
          1999                                 2,596
          2000                                62,810
          2001                                43,046
          2002                               130,620
          2003 and thereafter                178,340
                                             -------
                                            $435,362
                                             =======

The debt maturities in 1998 include $15,621 of outstanding indebtedness under the $20 Million Credit Facility which has unlimited one-year extension options. The debt maturities in 2000 include $60,000 of outstanding indebtedness under the $175 Million Credit Facility which has two remaining one-year extension options. The debt maturities in 2002 include $44,930 of tax-exempt bond indebtedness credit-enhanced through a letter of credit facility which has unlimited one-year extension options. Three of the underlying bond issues mature in December, 2007 and the fourth underlying bond issue matures in August, 2024.

Joint Venture Indebtedness
--------------------------
The Arbors of Harbortown apartment community secures a $16.4 million tax-exempt bond obligation, which is recourse to Gables up to $1.0 million (this amount is fully cash-collateralized and is held by the Arbors of Harbortown JV), bears interest at a variable low-floater rate, has a maturity date of April, 2013, and is payable in monthly installments of interest only. The credit enhancement for the bond obligation expires in May, 2001.

                                    Page-51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in Thousands, Except Property and Per Unit Information
---------------------------------------------------------------

The Metropolitan Uptown apartment community secures a conventional fixed-rate loan with $17.9million outstanding at December 31, 1997, 25% of which has been guaranteed by Gables. The loan has a maturity date of December 31, 2002 and bears interest at a rate of 7.18%.

Interest Rate Protection Agreements
-----------------------------------
Gables has five interest rate protection agreements in place at December 31, 1997, the current terms of which are discussed below:

                                      Notional Strike   Effective  Termination
   Description of Agreement            Amount  Price       Date        Date
   ------------------------           -------  ------    --------   ---------

LIBOR, 30-day - "Rate Cap"            $44,530  6.25%(a)  01/27/94   01/30/99
LIBOR, 30-day - "Knock-out Rate Swap" $44,530  5.35%(a)  08/30/96   08/30/99 (b)
LIBOR, 30-day - "Knock-out Rate Swap" $25,000  5.76%(a)  02/27/98   02/27/00 (c)
Treasury, 7-year - "Treasury Lock"    $75,000  6.18%     09/22/97   05/28/98
Treasury, 7-year - "Treasury Lock"    $25,000  5.88%     12/17/97   05/28/98


(a)  The 30-day LIBOR rate in effect at December 31, 1997 was 6.0%.

(b) This agreement fixes Gables' underlying 30-day LIBOR rate at 5.35% and terminates upon the earlier to occur of (i) the termination date or (ii) a rate reset date on which the 30-day LIBOR rate is 6.26% or higher.

(c) This agreement fixes Gables' underlying 30-day LIBOR rate at 5.76% and terminates upon the earlier to occur of (i) the termination date or (ii) a rate reset date on which the 30-day LIBOR rate is 6.70% or higher.


5.  COMMITMENTS AND CONTINGENCIES

Office Leases
-------------
Gables is party to office operating leases with various terms. Future minimum lease payments and rent expense for such leases are not material.

Contingencies
-------------
The various entities comprising Gables are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on the financial position or results of operations of Gables.

6.  EXTRAORDINARY LOSS

Extraordinary loss of $712 for the year ended December 31, 1997 represents (i) the write-off of unamortized deferred financing costs and prepaid credit enhancement fees associated with the defeasance of the tax-exempt bond financing encumbering the Club Candlewood property that was sold in January, 1997 and (ii) the write-off of unamortized deferred financing costs associated with the February 28, 1997 retirement of a conventional mortgage note payable that was scheduled to mature on September 1, 1997.

Extraordinary loss of $631 for the year ended December 31, 1996 represents the write-off of unamortized deferred financing costs associated with the early retirement of Gables' Original Credit Facility. The Original Credit Facility that was scheduled to mature in January, 1997, was refinanced in March, 1996 with the New Credit Facility.

Extraordinary loss of $955 for the year ended December 31, 1995 represents the write-off of unamortized deferred financing costs associated with the early retirement of Gables' construction loans.

                                    Page-52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in Thousands, Except Property and Per Unit Information
---------------------------------------------------------------

7.  EARNINGS PER UNIT

Basic earnings per Unit are computed based on net income available to common unitholders and the weighted average number of common Units outstanding. Diluted earnings per Unit reflect the assumed issuance of common Units under share option and incentive plans. In February, 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. Gables adopted SFAS No. 128 for the year ended December 31, 1997. All prior period earnings per Unit data were restated to conform with the provisions of SFAS No. 128. The per Unit amounts reported under SFAS No. 128 are not materially different from those calculated and presented under APB Opinion No. 15.

The numerator and denominator used for both basic and diluted earnings per Unit computations are as follows:

                                                                          Years Ended December 31,
                                                               1997                 1996             1995
                                                             --------             --------         --------

BASIC AND DILUTED INCOME AVAILABLE TO
   COMMON UNITHOLDERS (NUMERATOR):
Income before extraordinary loss                             $36,102               $27,541          $18,369
Extraordinary loss                                              (712)                 (631)            (955)
Net income                                                    35,390                26,910           17,414

COMMON UNITS (DENOMINATOR):
Average Units outstanding - basic                             23,441                20,194           14,644
Incremental Units from assumed
   conversions of stock options                                  150                    89               16
                                                            --------              --------         --------
Average Units outstanding - diluted                           23,591                20,283           14,660
                                                            ========              ========         ========



8.  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Disclosure about the estimated fair value of financial instruments is based on pertinent information available to management as of December 31, 1997. Such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

Cash equivalents
----------------
Gables estimates that the fair value of cash equivalents approximates carrying value due to the relatively short maturity of these instruments.

Notes payable
-------------
Gables estimates that the fair value of notes payable approximates carrying value based upon its effective current borrowing rate for issuance of debt with similar terms and remaining maturities.

Interest rate protection agreements
-----------------------------------
The estimated fair value and the net carrying value of the $44,530 interest rate cap agreement at December 31, 1997 is $31 and $186, respectively. The estimated fair value of the two interest rate swap agreements is $404 at December 31, 1997. The estimated fair value for these agreements is based on the value of cash flows arising in the difference in the strike price per the agreements and projected LIBOR rates over the remaining term of these agreements.

The estimated fair value of the $75,000 and $25,000 forward seven-year treasury lock agreements at December 31, 1997 is ($1,717) and ($136), respectively. In December, 1997, the $75,000 treasury lock agreement was extended, and a loss of $1,178 was accrued as of December 31, 1997. The estimated fair value for these agreements is based on the difference between the seven-year treasury rate in effect on December 31, 1997 and the locked-in rate per the agreements.

                                    Page-53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in Thousands, Except Property and Per Unit Information
---------------------------------------------------------------

9.  PROFIT SHARING PLAN

Eligible employees of Gables may participate in a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code. Under the plan, employees may defer a portion of their salary on a pre-tax basis. Gables also has the discretion to make matching contributions, currently equal to 50% of an employee's first 4% salary deferral contribution. Expenses under this plan for the years ended December 31, 1997, 1996 and 1995 were not material.

During January, 1996, the Company added the Gables Residential Trust Stock Fund (the "Fund") as an investment option for the plan. The Fund is comprised of common shares of the Company. In connection therewith, 100 common shares were registered for issuance under the plan. The plan trustee will purchase common shares of the Company for the Fund, at the direction of the plan investment committee, either on the open market or directly from the Company.

10.  DIVIDENDS AND SHARE BUILDER PLAN

The Operating Partnership has declared and paid distributions for the years ended December 31, 1997, 1996 and 1995 as follows:

                                     Per Share Distributions
                                     -----------------------
                                    First Qtr. to     Fourth
                  Year               Fourth Qtr.       Qtr.
                  ----               ---------       ------
                  1997                $1.98           $0.50  (a)
                  1996                 1.94            0.49  (b)
                  1995                 1.86            0.48  (b)

(a) The fourth quarter distributions in 1997 were declared and paid in December.

(b) The fourth quarter distributions for each year denoted were declared in December of the related year and were paid in the January thereafter.

In 1995, the Company implemented its Share Builder Plan, a dividend reinvestment and share purchase program that provides its shareholders a method, without brokerage commissions or service charges, of investing cash dividends or optional cash payments in additional common shares. Under the plan, shareholders may elect to reinvest dividends in additional common shares at a 2% discount to the then current market price of common shares and may purchase additional common shares for cash (up to $20 per quarter) at 100% of the then current market price.

11.  1994 SHARE OPTION AND INCENTIVE PLAN

The Company adopted the 1994 Share Option and Incentive Plan (the "Plan") to provide incentives to officers, employees and non-employee trustees. The Plan provides for the grant of options to purchase a specified number of common shares ("Options") or the grant of restricted or unrestricted common shares ("Restricted Shares" or "Unrestricted Shares"). Under the Plan, as amended, the total number of shares available for grant is 8% of the total number of common shares and Units (other than common shares or Units held by the Company or its subsidiaries) outstanding at any time, and the number of common shares which may be issued as Restricted Shares or Unrestricted Shares is equal to 50% of the number of shares available for issuance under the Plan at such time. The Operating Partnership will issue a Unit for each common share of the Company issued under the Plan.

To date, Options have been granted in two series during each of 1994, 1995, 1996 and 1997 with an exercise price equal to the fair value of the Company's common shares on the dates the Options were granted. The Options granted are generally exercisable in installments over three years beginning one year after the date of grant. At December 31, 1997, 937 common shares are subject to outstanding Options granted to officers, employees and trustees of the Company, of which Options to purchase approximately 550 shares are currently exercisable.

The total number of common shares reserved for issuance under the Plan at December 31, 1997 is 2,084, which is equal to 8% of the total number of common shares and Units outstanding at that time.

                                    Page-54

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in Thousands, Except Property and Per Unit Information
---------------------------------------------------------------

A summary of the Options activity for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                  1997                1996                  1995
                                  ----                ----                  ----
Balance, beginning of year         904                773                   678
Granted                            235                270                   110
Forfeited                          (55)               (72)                  (15)
Exercised                         (147)               (67)                    0
                                 -----              -----                 -----
Balance, end of year               937                904                   773
                                 =====              =====                 =====

Option prices:
   Granted             $25.000-  $25.50   $22.750- $23.00      $19.125 - $20.375
   Forfeited            19.500-   25.50    19.500-  22.75       19.500 -  22.500
   Exercised            19.500-   22.75    19.500-  22.50                    N/A
Balance, end of year    19.125-   25.50    19.125-  23.00       19.125 -  22.500

Gables accounts for stock options issued under the Plan in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized, since all options have been granted with an exercise price equal to the fair value of the Company's common shares on the date of grant. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123 (FAS 123) "Accounting for Stock-Based Compensation," the Operating Partnership's net income and earnings per Unit would have been reduced to the following pro forma amounts:

                                           1997              1996         1995
                                           ----              ----         ----
Net income available to
common unitholders:        As Reported   $35,390            $26,910     $17,414
                           Pro Forma      35,130             26,762      17,370

Basic earnings per Unit:   As Reported      1.51               1.33        1.19
                           Pro Forma        1.50               1.33        1.19

Diluted earnings per Unit: As Reported      1.50               1.32        1.18
                           Pro Forma        1.49               1.32        1.18

Because the FAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The weighted average fair value of options granted is $2.14, $1.91 and $1.45 for 1997, 1996 and 1995, respectively. The fair value of each option grant as of the date of grant has been estimated using the Black-Scholes option pricing models with the following weighted-average assumptions for grants in 1997, 1996 and 1995, respectively: risk free interest rates of 6.45%, 6.44% and 6.42%; expected lives of 3.91, 4.90 and 6.64; dividend yields of 7.99%, 8.43% and 8.94%, and expected volatility of 18%, 19% and 19%.

On February 21, 1997, the Company granted 23 Unrestricted Shares and 46 Restricted Shares (collectively, the "1997 Share Grants") to certain officers and employees of Gables. The 1997 Share Grants were awarded based on the closing price of the Company's common shares on February 21, 1997 of $25.875. Gables had accrued $595 as of December 31, 1996 equal to the value of the Unrestricted Shares. The Restricted Shares vest in two equal annual installments beginning on January 1, 1998. Upon issuance of the Share Grants, the $1,784 value of the 1997 Share Grants was recorded in partners' capital and the approximate $1,189 value of the Restricted Shares was recorded as a reduction to partners' capital as deferred compensation. Such deferred compensation is being amortized ratably over the two-year vesting period.

On February 12, 1998, the Company granted 13 Unrestricted Shares and 40 Restricted Shares (collectively, the "1998 Share Grants") to certain officers and employees of Gables. The 1998 Share Grants were awarded based on the closing price of the Company's common shares on February 12, 1998 of $26.6875. Gables has accrued approximately $350 as of December 31, 1997 equal to the value of the Unrestricted Shares. The Restricted Shares vest in three equal annual

                                    Page-55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in Thousands, Except Property and Per Unit Information
---------------------------------------------------------------

installments beginning on January 1, 1999. Upon issuance of the Share Grants in 1998, the approximate $1,400 value of the Share Grants will be recorded in partners' capital and the approximate $1,050 value of the Restricted Shares will be recorded as a reduction to partners' capital as deferred compensation. Such deferred compensation will be amortized ratably over the three-year vesting period.


12.  QUARTERLY FINANCIAL INFORMATION (Unaudited)

Quarterly financial information for the years ended December 31, 1997 and 1996 is as follows:

                                                                        Year Ended December 31, 1997

                                                        First          Second             Third                Fourth
                                                       Quarter         Quarter           Quarter               Quarter
                                                       -------        --------          ---------             --------
Total revenues                                          $32,232         $33,741           $36,893             $40,572
Gain on sale of real estate assets                        4,858               0               491                   0
Loss on treasury lock extension                               0               0                 0              (1,178)
Income before extraordinary loss                         12,310           7,925            10,594               9,436
Extraordinary loss                                         (712)              0                 0                   0
Net income                                               11,598           7,925            10,594               9,436
Net income available to common unitholders               11,598           7,925             8,819               7,048
Basic earnings per common Unit:
   Income before extraordinary loss                        0.54            0.34              0.38                0.28
   Net income                                              0.51            0.34              0.38                0.28
Diluted earnings per common Unit:
   Income before extraordinary loss                        0.53            0.34              0.38                0.28
   Net income                                              0.50            0.34              0.38                0.28

                                                                        Year Ended December 31, 1996

                                                        First          Second             Third                Fourth
                                                       Quarter         Quarter           Quarter               Quarter
                                                       -------        --------          ---------             --------
Total revenues                                          $24,442          $28,143           $31,768             $31,828
Non-recurring Olympic revenues, net                           0              230               670                   0
Income before extraordinary loss                          6,326            6,549             7,005               7,661
Extraordinary loss                                         (631)               0                 0                   0
Net income                                                5,695            6,549             7,005               7,661
Basic earnings per common Unit:
   Income before extraordinary loss                        0.34             0.34              0.35                0.33
   Net income                                              0.31             0.34              0.35                0.33
Diluted earnings per common Unit:
   Income before extraordinary loss                        0.33             0.34              0.35                0.33
   Net income                                              0.30             0.34              0.35                0.33

                                    Page-56

GABLES REALTY LIMITED PARTNERSHIP                                                                     SCHEDULE III
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 1997 (DOLLARS IN THOUSANDS)


                                                                             Gross Amount at Which          Year
                                              Initial Costs    Costs Cap-  Carried at Close of Period   Construction/
                         Number of Related    -------------   italized Sub- ------------------------     Substantial         Acqui-
                         Apartment  Encum-          Bldg.and   sequent to        Bldg.and         Accum.  Renovation  Year   sition
Apartment Description      Homes   brances  Land  Improvement Acquisition  Land Improvement Total Deprec. Complete Acquired Comments
---------------------    --------  -------  ----  ----------- -----------  ---- ----------- ----- ------- -------- -------- --------

Completed Communities:
----------------------
HOUSTON, TEXAS
Baybrook Village ............ 776 $    --   $2,875  $17,479   $3,223    $ 2,875  $20,702  $23,577  $4,936  1981     1990       (3)
Gables Bradford Place ....... 372      --    2,072        0   15,375      2,072   15,375   17,447   2,959  1991     1990       (4)
Gables Bradford Pointe ...... 360   7,637(1) 1,660        0    9,694      1,660    9,694   11,354   2,508  1990     1989       (4)
Gables Champions ............ 404      --    3,463   19,038      133      3,463   19,171   22,634     214  1995     1997       (3)
Gables CityPlaza ............ 246      --    2,889        0   10,476      2,889   10,476   13,365     991  1995     1994       (4)
Gables Cityscape ............ 252   9,100    4,313        0   12,665      4,313   12,665   16,978   2,336  1991     1990       (4)
Gables CityWalk/Waterford Sq. 317  11,528    4,246    3,441   12,050      5,055   14,682   19,737   3,006  1990/85  1989/92  (4),(3)
Gables Edgewater ............ 292      --    1,607        0   11,441      1,838   11,210   13,048   2,337  1990     1990       (4)
Gables Meyer Park ........... 345      --    3,398        0   13,679      3,418   13,659   17,077   2,370  1993     1992       (4)
Gables of First Colony ...... 324      --    2,607   19,875      111      2,607   19,986   22,593     167  1996     1997       (3)
Gables Piney Point .......... 246  10,965(2) 2,794        0   10,868      2,794   10,868   13,662   1,495  1994     1992       (4)
Gables Pin Oak Green ........ 582      --    7,511   28,543      351      7,511   28,894   36,405   1,700  1990     1996       (3)
Gables Pin Oak Park ......... 477      --    6,234   23,288      288      6,234   23,576   29,810   1,393  1992     1996       (3)
Gables River Oaks ........... 228      --    4,935   16,200      430      4,935   16,630   21,565     920  1993     1996       (3)
Rivercrest .................. 140   3,403(1)   500    3,706    1,043        582    4,667    5,249   1,287  1982     1987       (3)
Westhollow Park ............. 412      --    2,000    5,790    2,899      2,000    8,689   10,689   2,037  1978-79  1990       (4)

ATLANTA, GEORGIA
Briarcliff Gables ........... 104      --    1,322        0    6,505      1,322    6,505    7,827     570  1995     1994       (4)
Buckhead Gables ............. 162      --    2,978      993    3,731      2,978    4,724    7,702     661  1964/94  1993     (3),(5)
Dunwoody Gables ... ......... 311      --    3,567        0   14,295      3,567   14,295   17,862   1,067  1995     1994       (4)
Gables Cinnamon Ridge........ 200      --    1,500    6,239      474      1,500    6,713    8,213     889  1980     1994       (3)
Gables Cityscape ............ 192      --    2,250    5,750      767      2,250    6,517    8,767   1,028  1989     1994       (3)
Gables Mill ................. 438      --    6,570   22,381      386      6,570   22,767   29,337     462  1988     1997       (3)
Gables Northcliff ...........  82   3,704    1,230    5,366       97      1,230    5,463    6,693      69  1978     1997       (3)
Gables Over Peachtree........ 263      --    2,644    8,400    9,522      2,644   17,922   20,566   1,468  1970/96  1995     (3),(5)
Gables Vinings .............. 315      --    3,679        0   20,547      3,718   20,508   24,226     312  1997     1995       (4)
Gables Walk ................. 310      --    4,650   22,667       59      4,650   22,726   27,376     192  1997     1997       (3)
Gables Wood Arbor ........... 140   7,130      915        0    6,079        915    6,079    6,994   1,972  1987     1985       (4)
Gables Wood Crossing......... 268  11,650    1,605        0   12,339      1,605   12,339   13,944   4,591  1985-86  1983       (4)
Gables Wood Glen ............ 380   9,387(1) 1,323        0   16,510      1,487   16,346   17,833   5,499  1983     1983       (4)
Gables Wood Knoll ........... 312   7,744(1) 1,865   10,856    1,921      1,865   12,777   14,642   3,049  1984     1990       (6)
Lakes at Indian Creek........ 603  11,785    1,400    9,100    3,704      1,391   12,813   14,204   2,463  1969-72  1993       (3)
Rock Springs Estates......... 295      --   11,822    7,932       29     11,822    7,961   19,783      61  1945,    1997       (3)
                                                                                                           87,92
Roswell Gables I ............ 384      --    3,231        0   18,180      3,231   18,180   21,411   1,476  1995     1994       (4)
Roswell Gables II ........... 284      --    3,275        0   18,005      3,313   17,967   21,280     183  1997     1996       (4)
Spalding Gables.............. 252      --    2,292        0   13,908      2,292   13,908   16,200   1,071  1995     1994       (4)
Wildwood Gables.............. 546  27,173(2) 4,810    1,100   22,198      4,810   23,298   28,108   3,742  1972/    1991     (3),(5)
                                                                                                           92-93

DALLAS, TEXAS
Arborstone .................. 536      --    1,022    7,815    1,642      1,022    9,457   10,479   1,393  1985     1993       (3)
Gables at Pearl Street....... 108      --    1,680        0    7,486      1,680    7,486    9,166     694  1995     1994       (4)
Gables CityPlace ............ 232      --    4,914   16,511      147      4,914   16,658   21,572     520  1995     1997       (3)
Gables Green Oaks ........... 300      --      737        0   15,704        737   15,704   16,441     783  1996     1994       (4)
Gables Mirabella ............ 126      --    1,917   10,722       61      1,917   10,783   12,700     152  1996     1997       (3)
Gables Preston .............. 126      --    1,056        0    7,839      1,056    7,839    8,895     625  1995     1994       (4)
Gables Spring Park........... 188      --      901        0   11,375        901   11,375   12,276     750  1996     1994       (4)
Gables Turtle Creek.......... 150      --    2,181   11,001       47      2,181   11,048   13,229     487  1995     1996       (3)
Gables Valley Ranch.......... 319  14,247(2) 1,899        0   14,721      1,899   14,721   16,620   1,798  1994     1993       (4)

                                    Page-57

GABLES REALTY LIMIED PARTNERSHIP                                                                                   SCHEDULE III
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 1997 (DOLLARS IN THOUSANDS)


                                                                             Gross Amount at Which          Year
                                              Initial Costs    Costs Cap-  Carried at Close of Period   Construction/
                         Number of Related    -------------   italized Sub- ------------------------     Substantial         Acqui-
                         Apartment  Encum-          Bldg.and   sequent to        Bldg.and         Accum.  Renovation  Year   sition
Apartment Description      Homes   brances  Land  Improvement Acquisition  Land Improvement Total Deprec. Complete Acquired Comments
---------------------    --------  -------  ----  ----------- -----------  ---- ----------- ----- ------- -------- -------- --------

Completed Communities:
----------------------
MEMPHIS, TENNESSEE
Gables Cordova .............  464  $10,487(1)$1,865        0  $24,231   $1,865  $24,231    $26,096  $7,648  1986     1985       (4)
Gables Germantown ..........  252       --    1,478        0   18,430    1,478   18,430     19,908     676  1997     1994       (4)
Gables Quail Ridge .........  238       --    1,053        0   16,109    1,053   16,109     17,162     585  1997     1994       (4)
Gables Stonebridge .........  500   19,419    2,312   23,674      954    2,312   24,628     26,940   1,285  1993-96  1996       (3)

NASHVILLE, TENNESSEE
Brentwood Gables ...........  254       --      849        0   15,690      849   15,690     16,539     994  1996     1994       (4)
Gables Hendersonville ......  364    9,706(1) 1,182        0   14,801    1,237   14,746     15,983   3,359  1991     1989       (4)
Gables Hickory Hollow I       272   12,750      974        0   12,521      974   12,521     13,495   4,802  1988     1985       (4)
Gables Hickory Hollow II ...  276   13,400    1,027        0   12,539    1,027   12,539     13,566   5,221  1987     1985       (4)

SAN ANTONIO, TEXAS
Gables Colonnade I .........  312       --    1,616        0   13,734    1,616   13,734     15,350   1,209  1995     1994       (4)
Gables Wall Street .........  232       --    1,223        0   11,410    1,223   11,410     12,633     873  1996     1994       (4)

AUSTIN, TEXAS
Gables Central Park ........  273       --        0        0   15,986        0   15,986     15,986     280  1997     1996    (4),(7)
Gables Great Hills .........  276       --    1,475        0   10,277    1,475   10,277     11,752   1,541  1993     1992       (4)
Gables Park Mesa ...........  148       --    2,072   10,331      137    2,072   10,468     12,540     116  1992     1997       (3)
Gables Town Lake ...........  256       --        0        0   13,728        0   13,728     13,728     964  1996     1994    (4),(7)
                          -------  -------  -------- ------- --------- -------  -------    -------    ----
Category Total ............17,816 $201,215 $149,465 $318,198 $513,551 $150,894 $830,320   $981,214 $98,236
                          ======= ======== ======== ========  =======  =======  =======    =======  ======

DEVELOPMENT COMMUNITIES:
ATLANTA, GEORGIA
Gables at Sugarloaf .......   386       --    3,249        0    7,511    3,249    7,511     10,760       0  1999(8)  1996       (4)
AUSTIN, TEXAS
Gables Bluffstone .........   256       --    2,129        0   14,217    2,129   14,217     16,346       0  1998(8)  1996       (4)
HOUSTON, TEXAS
Gables New Territory.......   256       --    1,338        0    3,806    1,338    3,806      5,144       0  1998(8)  1997       (4)
ORLANDO, FLORIDA
Gables Celebration ........   231       --    3,235        0    4,704    3,235    4,704      7,939       0  1998(8)  1997       (4)
The Commons at Little
      Lake Bryan I ........   280       --    2,477        0   10,574    2,477   10,574     13,051       0  1998(8)  1996       (4)
                            -----    -----  -------    -----  -------  -------  -------    -------  ------
Category Total ............ 1,409        0  $12,428       $0  $40,812  $12,428  $40,812    $53,240      $0
                            =====    =====  =======    =====  =======  =======  =======    =======  ======

LAND HELD FOR FUTURE DEVELOPMENT:
ATLANTA,  GEORGIA
Gables Metropolitan I and II  720       --   12,452        0        0   12,452        0     12,452       0   (9)     1997       (4)
DALLAS, TEXAS
Gables Green Oaks II .......  250       --      606        0        0      606        0        606       0   (9)     1994       (4)
Gables State Thomas ........  202       --    4,120        0        0    4,120        0      4,120       0   (9)     1997       (4)
Gables at the Galleria .....  222       --    2,800        0        0    2,800        0      2,800       0   (9)     1997       (4)
SAN ANTONIO, TEXAS
Gables Colonnade II ........  250       --    1,549        0     (353)   1,196        0      1,196       0   (9)     1994       (4)
MEMPHIS, TENNESSEE
Gables Quail Ridge II ......  148       --      600        0        0      600        0        600       0   (9)     1996       (4)
                           ------   ------  -------    -----   ------  -------  -------    -------  ------
Category Total .............1,792     $  0  $22,127       $0    ($353) $21,774       $0    $21,774      $0
                           ======   ======  =======    =====  =======  =======  =======    =======  ======

GRAND TOTALS ...........   21,017 $201,215 $184,020 $318,198 $554,010 $185,096 $871,132 $1,056,228 $98,236
                           ====== ======== ======== ======== ======== ======== ======== ========== =======

                                    Page-58

                                                                                                            SCHEDULE III
GABLES REALTY LIMITED PARTNERSHIP
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 1997 (DOLLARS IN THOUSANDS)

Notes to preceding two pages:

(1) These properties together secure a $48,365 tax-exempt fixed rate mortgage note payable. The principal balance outstanding under the note has been allocated to these properties proportionately based on each property's 1997 net operating income (equal to total property revenues less property operating and maintenance expenses, exclusive of depreciation expense).

(2) These properties together secure a $52,385 conventional fixed rate mortgage note payable. The principal balance outstanding under the note has been allocated to these properties proportionately based on each property's 1997 net operating income (equal to total property revenues less property operating and maintenance expenses, exclusive of depreciation expense).

(3)  Acquisition of existing apartment community.

(4)  Acquisition of land for development.

(5)  Property was substantially renovated following acquisition.

(6) Property was developed by Gables, sold and subsequently reacquired through foreclosure.

(7)  Land subject to a long-term lease.

(8)  Represents the year in which construction is expected to be completed.

(9)  The   development   timetable  has  not  yet  been   determined  for  these
     communities.

Depreciation is calculated on a straight line basis over an estimated useful life ranging from 19 to 40 years for buildings and improvements and an estimated useful life ranging from 5 to 10 years for furniture, fixtures and equipment.

A summary of activity for real estate investments and accumulated depreciation is as follows:

                                                                                   Years ended December 31
                                                                                   -----------------------
                                                                          1997             1996           1995
                                                                          ----             ----           ----
REAL ESTATE INVESTMENTS:

Balance, beginning of year ......................................   $   784,600       $   591,233   $   437,782
Additions:
  Acquisitions, including renovation expenditures ...............       179,346           128,472        18,727
  Development costs incurred, including related land acquisitions        96,551            65,867       131,725
  Capital expenditures for completed communities ................         4,878             3,854         2,999
                                                                      ---------          --------      --------
    Total additions .............................................       280,775           198,193       153,451
Sales ...........................................................        (9,147)           (4,826)            0
                                                                      ---------          --------      --------
Balance, end of year ............................................   $ 1,056,228       $   784,600   $   591,233
                                                                      =========          ========      ========

ACCUMULATED DEPRECIATION:

Balance, beginning of year ......................................      $ 74,903         $  57,343      $45,010
Depreciation ....................................................        24,655            18,457       12,333
Sales ...........................................................        (1,322)             (897)           0
                                                                       --------           -------       ------
Balance, end of year ............................................       $98,236         $  74,903      $57,343
                                                                       ========           =======       ======