Form 10-Q
period 1998-09-30
GABLES REALTY LIMITED PARTNERSHIP
filed 1998-11-13
CIK 1039797

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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


Part I - Financial Information                                        Page

Item 1:  Financial Statements
         Consolidated Balance Sheets as of September 30, 1998
         and December 31, 1997                                         3

         Consolidated Statements of Operations for the three months
         ended September 30, 1998 and 1997                             4

         Consolidated Statements of Operations for the nine months
         ended September 30, 1998 and 1997                             5

         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 1998 and 1997                             6

         Notes to Consolidated Financial Statements                    7

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          12

Part II - Other Information                                           30

Item 1:  Legal Proceedings
Item 2:  Changes in Securities
Item 3:  Defaults Upon Senior Securities
Item 4:  Submission of Matters to a Vote of Security Holders
Item 5:  Other Information
Item 6:  Exhibits and Reports on Form 8-K

Signature                                                            31

                                     Page-3

PART I. - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                        GABLES REALTY LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
          (Unaudited and Amounts in Thousands, Except Per Unit Amounts)

                                                                           September 30,   December 31,
                                                                                1998          1997
                                                                           -------------  ------------
ASSETS:
Real estate assets:
   Land  ...............................................................      $222,373     $  150,894
   Buildings ...........................................................     1,168,924        770,305
   Furniture, fixtures and equipment ...................................        81,384         60,015
   Construction in progress ............................................        91,686         53,240
   Land held for future development ....................................        65,770         21,774
                                                                             ---------      ---------
      Real estate assets before accumulated depreciation ...............     1,630,137      1,056,228
   Less:  accumulated depreciation .....................................      (126,755)       (98,236)
                                                                             ---------      ---------
     Net real estate assets ............................................     1,503,382        957,992

Cash and cash equivalents ..............................................         6,119          3,179
Restricted cash  .......................................................         7,951          4,498
Deferred charges, net ..................................................         5,933          4,194
Other assets, net ......................................................        19,751         11,304
                                                                             ---------      ---------
     Total assets ......................................................   $ 1,543,136    $   981,167
                                                                             =========      =========

LIABILITIES AND PARTNERS' CAPITAL:
Notes payable ..........................................................   $   814,260    $   435,362
Accrued interest payable ...............................................         3,817          1,999
Preferred distributions payable ........................................           488            424
Real estate taxes payable ..............................................        18,336         13,568
Accounts payable and accrued expenses - construction ...................         6,891          8,505
Accounts payable and accrued expenses - operating ......................        11,607          5,552
Security deposits ......................................................         4,680          2,260
Other long-term liability, net .........................................        11,535           --
                                                                             ---------      ---------
     Total liabilities .................................................       871,614        467,670

Limited partners' capital interest (6,656 and 4,056 common Units),
   at redemption value .................................................       168,492        110,866
Preferred partners' capital interest (180 Series Z Preferred Units),
   at $25.00 liquidation preference ....................................         4,500           --

Partners' capital:
   Preferred partners (4,600 Series A Preferred Units), at $25.00
    liquidation preference .............................................       115,000        115,000
  General partner (326 and 260 common Units) ...........................         5,648          3,907
  Limited partner (25,620 and 21,730 common Units) .....................       377,882        283,724
                                                                             ---------      ---------
   Total partners' capital .............................................       498,530        402,631
                                                                             ---------      ---------
     Total liabilities, partners' capital interest and partners' capital   $ 1,543,136    $   981,167
                                                                             =========      =========

The accompanying notes are an integral part of these balance sheets.

                                     Page-4

                        GABLES REALTY LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (Unaudited and Amounts in Thousands, Except Per Unit Amounts)


                                                            Three Months Ended September 30,
                                                                   1998        1997
                                                                 --------    --------
Rental revenues .............................................   $ 54,091    $ 33,866
Other property revenues .....................................      2,856       1,749
                                                               ---------   ---------
     Total property revenues ................................     56,947      35,615
                                                               ---------   ---------

Property management revenues ................................      1,301         753
Other .......................................................        966         525
                                                               ---------   ---------
     Total other revenues ...................................      2,267       1,278
                                                               ---------   ---------

     Total revenues .........................................     59,214      36,893
                                                               ---------   ---------

Property operating and maintenance (exclusive of items shown
     separately below) ......................................     19,652      12,176
Depreciation and amortization ...............................     11,007       6,266
Amortization of deferred financing costs ....................        280         219
Property management - owned .................................      1,161         876
Property management - third party ...........................        847         566
General and administrative ..................................      1,764         840
Interest ....................................................     10,561       5,906
Credit enhancement fees .....................................        444         128
                                                               ---------   ---------
     Total expenses .........................................     45,716      26,977
                                                               ---------   ---------

Income from operations before other items ...................     13,498       9,916
Equity in income of joint ventures ..........................        103         101
Interest income .............................................        112          86
Loss on treasury locks ......................................     (3,627)       --
                                                               ---------   ---------

Income before gain on sale of real estate assets ............     10,086      10,103
Gain on sale of real estate assets ..........................       --           491
                                                               ---------   ---------

Net income ..................................................     10,086      10,594

Dividends to preferred unitholders ..........................     (2,442)     (1,775)
                                                               ---------   ---------

Net income available to common unitholders ..................   $  7,644    $  8,819
                                                               =========   =========

Weighted average number of common Units outstanding - basic .     32,532      23,150
Weighted average number of common Units outstanding - diluted     33,072      23,308

PER COMMON UNIT INFORMATION:
Income before extraordinary loss - basic ....................   $   0.23    $   0.38
Net income - basic ..........................................   $   0.23    $   0.38

Income before extraordinary loss - diluted ..................   $   0.23    $   0.38
Net income - diluted ........................................   $   0.23    $   0.38

The accompanying notes are an integral part of these statements.

                                     Page-5

                        GABLES REALTY LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (Unaudited and Amounts in Thousands, Except Per Unit Amounts)

                                                             Nine Months Ended September 30,
                                                                   1998         1997
                                                                 --------     --------
Rental revenues .............................................   $ 144,526    $  94,293
Other property revenues .....................................       7,369        4,612
                                                                 --------    ---------
     Total property revenues ................................     151,895       98,905
                                                                 --------    ---------

Property management revenues ................................       3,213        2,299
Other .......................................................       1,772        1,662
                                                                 --------    ---------
     Total other revenues ...................................       4,985        3,961
                                                                 --------    ---------

     Total revenues .........................................     156,880      102,866
                                                                 --------    ---------

Property operating and maintenance (exclusive of items shown
     separately below) ......................................      51,751       34,707
Depreciation and amortization ...............................      28,927       17,285
Amortization of deferred financing costs ....................         787          722
Property management - owned .................................       3,520        2,469
Property management - third party ...........................       2,328        1,733
General and administrative ..................................       4,438        2,495
Interest ....................................................      28,059       18,120
Credit enhancement fees .....................................       1,006          385
                                                                 --------    ---------
     Total expenses .........................................     120,816       77,916
                                                                 --------    ---------

Income from operations before other items ...................      36,064       24,950
Equity in income of joint ventures ..........................         270          251
Interest income .............................................         293          279
Loss on treasury locks ......................................      (5,637)        --
                                                                 --------    ---------

Income before gain on sale of real estate assets ............      30,990       25,480

Gain on sale of real estate assets ..........................        --          5,349
                                                                 --------    ---------

Income before extraordinary loss ............................      30,990       30,829

Extraordinary loss ..........................................        --           (712)
                                                                 --------    ---------
Net income ..................................................      30,990       30,117

Dividends to preferred unitholders ..........................      (7,222)      (1,775)
                                                                 --------    ---------

Net income available to common unitholders ..................   $  23,768    $  28,342
                                                                 ========    =========

Weighted average number of common Units outstanding - basic .      29,400       22,980
Weighted average number of common Units outstanding - diluted      29,820       23,125

PER COMMON UNIT INFORMATION:
Income before extraordinary loss - basic ....................   $    0.81    $    1.26
Extraordinary loss - basic ..................................        --      ($   0.03)
Net income - basic ..........................................   $    0.81    $    1.23

Income before extraordinary loss - diluted ..................   $    0.81    $    1.25
Extraordinary loss - diluted ................................        --      ($   0.03)
Net income - diluted ........................................   $    0.81    $    1.22

The accompanying notes are an integral part of these statements.

                                     Page-6

                       GABLES REALTY LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         (Unaudited and Amounts in Thousands, Except Per Unit Amounts)



                                                                   Nine Months Ended September 30,
                                                                         1998        1997
                                                                     -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .......................................................   $  30,990    $  30,117
Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization .................................      29,714       18,007
   Equity in income of joint ventures ............................        (270)        (251)
   Gain on sale of real estate assets ............................        --         (5,349)
   Long-term compensation expense ................................         872          430
   Loss on treasury locks ........................................       5,637         --
   Extraordinary loss ............................................        --            712
   Amortization of discount on long-term liability ...............         384         --
   Change in operating assets and liabilities:
     Restricted cash .............................................      (2,930)       2,217
     Other assets ................................................      (7,987)      (1,249)
     Other liabilities, net ......................................      10,531        2,291
                                                                      --------     --------
          Net cash provided by operating activities ..............      66,941       46,925
                                                                      --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase and construction of real estate assets ..................    (309,959)    (206,744)
Net proceeds from sale of real estate assets .....................        --         13,174
Long-term land lease payments ....................................      (1,000)      (1,000)
Distributions received from joint ventures .......................         281          323
                                                                      --------     --------
     Net cash used in investing activities .......................    (310,678)    (194,247)
                                                                      --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common share offerings, net of issuance costs ......      87,530       18,698
Proceeds from preferred share offerings, net of issuance costs ...        --        111,054
Proceeds from the exercise of share options ......................       3,101        2,132
Share Builder Plan contributions .................................       1,295           34
Payments of deferred financing costs .............................      (2,680)        (315)
Treasury lock settlement payment .................................      (1,198)        --
Notes payable proceeds ...........................................     439,522      183,212
Notes payable repayments .........................................    (227,527)    (132,805)
Principal escrow deposits ........................................        (523)        (513)
Preferred distributions paid .....................................      (7,158)      (1,351)
Common distributions paid ($1.51 and $1.48 per Unit, respectively)     (45,685)     (33,678)
                                                                      --------     --------
     Net cash provided by financing activities ...................     246,677      146,468
                                                                      --------     --------

Net change in cash and cash equivalents ..........................       2,940         (854)
Cash and cash equivalents, beginning of period ...................       3,179        4,385
                                                                      --------     --------
Cash and cash equivalents, end of period .........................   $   6,119    $   3,531
                                                                      ========     ========

Supplemental disclosure of cash flow information:
     Cash paid for interest ......................................   $  32,330    $  21,766
     Interest capitalized ........................................       6,089        3,844
                                                                      --------     --------
     Cash paid for interest, net of amounts capitalized ..........   $  26,241    $  17,922
                                                                      ========     ========

The accompanying notes are an integral part of these statements.

                                     Page-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Unaudited and Amounts in Thousands, Except Property and Per Unit Amounts)

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

The Company was a 79.6% economic owner of the Operating Partnership as of September 30, 1998 (excluding the Company's direct or indirect ownership of 100% of the Operating Partnership's non-convertible preferred units). The Company controls the Operating Partnership through Gables GP, Inc. ("GGPI"), a wholly-owned subsidiary of the Company and the sole general partner of the Operating Partnership (this structure is commonly referred to as an umbrella partnership REIT or "UPREIT"). The Board of Directors of GGPI, the members of which are the same as the members of the Board of Trustees of the Company, manages the affairs of the Operating Partnership by directing the affairs of GGPI. The Company's limited partner and indirect general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

The other limited partners of the Operating Partnership are persons who contributed their direct or indirect interests in certain properties to the Operating Partnership primarily in connection with the Formation Transactions, the South Florida Acquisition and the Greystone Acquisition (as defined herein). The Operating Partnership is obligated to redeem each unit of limited partnership ("Unit") held by a person other than the Company, at the request of the holder thereof, for cash equal to the fair market value of a share of the Company's common shares of beneficial interest, par value $.01 per share, at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one common share or cash. The Company presently anticipates that it will elect to issue its common shares to acquire Units presented for redemption, rather than paying cash. Such limited partners' redemption rights are reflected in "limited partners' capital interest" in the accompanying consolidated balance sheets at the cash redemption amount at the balance sheet date. With each such redemption the Company's percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues common shares or preferred shares of beneficial interest, par value $.01 per share, the Company is obligated to contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership is obligated to issue an equivalent number of Units to the Company.

Distributions to holders of Units are made to enable distributions to be made to the Company's shareholders under its dividend policy. Federal income tax laws require the Company, as a REIT, to distribute 95% of its ordinary taxable income. The Operating Partnership makes distributions to the Company to enable it to satisfy this requirement.

As of September 30, 1998, Gables owned 82 completed multifamily apartment communities comprising 23,931 apartment homes, of which 38 were developed and 44 were acquired by Gables, and an indirect 25% general partner interest in two apartment communities developed by Gables comprising 663 apartment homes. Gables also owned six multifamily apartment communities that were under construction at September 30, 1998 that are expected to comprise 1,999 apartment homes upon completion. As of September 30, 1998, Gables owned parcels of land for the future development of 15 apartment communities expected to comprise an estimated

                                     Page-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Unaudited and Amounts in Thousands, Except Property and Per Unit Amounts)


4,450 apartment homes. Additionally, Gables has contracts or options to acquire additional parcels of land. There can be no assurance that Gables will acquire these land parcels; however, it is Gables' intent to develop an apartment community on each such land parcel, if purchased. As of September 30, 1998, Gables was under contract to acquire one multifamily apartment community in December, 1998 comprising 308 apartment homes. There can be no assurance that such acquisition will close as contemplated, or that such acquisition will be consummated at all. Gables is pursuing other acquisition opportunities in the ordinary course of business which have not yet been, or may never be, put under contract.

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

The accompanying interim unaudited financial statements have been prepared by Gables' management in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation for these interim periods have been included. The results of operations for the interim period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the financial statements of Gables Realty Limited Partnership, included in the Gables Realty Limited Partnership Form 10-K for the year ended December 31, 1997.

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

The South Florida Acquisition has been accounted for under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16. Accordingly, assets acquired and liabilities assumed have been recorded at their estimated fair values which may be subject to further modification based upon the final determination of (i) the acquired properties' fair values and (ii) the actual closing costs associated with the transaction. Management believes that the final allocation of the purchase price will not differ materially from the purchase price allocation reflected herein. The accompanying consolidated statements of operations include the operating results of TCR/SF since April 1, 1998, the closing date of the South Florida Acquisition. The following unaudited pro forma information for the nine months ended September 30, 1998 and 1997 has been prepared assuming the South Florida Acquisition had been consummated on

                                     Page-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Unaudited and Amounts in Thousands, Except Property and Per Unit Amounts)

January 1, 1997. The unaudited pro forma information (i) includes the historical operating results of the properties and residential construction and development and third-party management activities acquired and (ii) does not purport to be indicative of the results which actually would have been obtained had the South Florida Acquisition been consummated on January 1, 1997, or which may be attained in future periods.

                                                 Nine Months Ended September 30,
                                                   1998                  1997
                                                  ------                ------
Total revenues                                  $166,908              $130,152
Income before extraordinary loss                  30,440                32,026
Net income available to common unitholders        23,218                29,539
Per common Unit information:
  Income before extraordinary loss - basic        $ 0.77              $   1.19
  Net income - basic                              $ 0.77              $   1.17
  Income before extraordinary loss - diluted      $ 0.77              $   1.19
  Net income - diluted                            $ 0.77              $   1.16


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

                                    Page-10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Unaudited and Amounts in Thousands, Except Property and Per Unit Amounts)

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

6.  EARNINGS PER UNIT

In February, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. Gables adopted SFAS No. 128 for the year ended December 31, 1997. All prior period earnings per Unit data were restated to conform with the provisions of SFAS No. 128. Basic earnings per Unit are computed based on net income available to common unitholders and the weighted average number of common Units outstanding. Diluted earnings per Unit reflect the assumed issuance of common Units under share option and incentive plans and upon settlement of long-term liability. Reconciliations of income available to common unitholders and weighted average Units used in the basic and diluted earnings per Unit computations are detailed below.

                                                                       Three Months           Nine Months
                                                                    Ended September  30,  Ended September 30,
                                                                     1998       1997       1998        1997
                                                                   -------    -------    -------     -------
BASIC AND DILUTED INCOME AVAILABLE TO
COMMON UNITHOLDERS (NUMERATOR):
Income before extraordinary loss - basic                           $7,644     $8,819      $23,768    $29,054
Amortization of discount on long-term liability                       192         --          384         --
                                                                 --------    -------     --------   --------
Income before extraordinary loss - diluted                         $7,836     $8,819      $24,152    $29,054
                                                                 ========    =======     ========   ========

Net income - basic                                                 $7,644     $8,819      $23,768    $28,342
Amortization of discount on long-term liability                       192         --          384         --
                                                                 --------    -------      -------    -------
Net income - diluted                                               $7,836     $8,819      $24,152    $28,342
                                                                 ========    =======      =======    =======

COMMON UNITS (DENOMINATOR):
Average Units outstanding - basic                                  32,532     23,150       29,400     22,980
Incremental Units from assumed conversions of stock options           110        158          137        145
Incremental Units  from  assumed issuance  of  Units  upon
     settlement of long-term liability                                430         --          283         --
                                                                 --------    -------      -------    -------
Average Units outstanding - diluted                                33,072     23,308       29,820     23,125
                                                                 ========    =======      =======    =======

                                    Page-11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Unaudited and Amounts in Thousands, Except Property and Per Unit Amounts)

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

In certain situations, Gables uses forward treasury lock agreements to mitigate the potential effects of changes in interest rates for prospective transactions. Cash payments made or received upon settlement of such hedge agreements are deferred and amortized as an adjustment to interest expense over the life of the related debt instrument. In connection with extensions of such agreements for which a related debt instrument was executed, Gables recorded a $785 loss for the three months ended December 31, 1997 and a $505 loss for the nine months ended September 30, 1998. The market rate in effect on the date of extension is used as the "locked-in" rate for purposes of recording interest expense over the life of the debt instrument the treasury lock hedged. On October 1, 1998, Gables paid $5,525 to settle a $50 million treasury lock agreement for which no related debt instrument was executed. In connection with such unused treasury lock agreement, Gables recorded a $393 loss for the three months ended December 31, 1997 and a $3,627 and $5,132 loss for the three and nine months ended September 30, 1998, respectively.

8.  RECENT ACCOUNTING PRONOUNCEMENTS

In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

                                    Page-12

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------
(Amounts in Thousands, Except Property and Per Unit Amounts)

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

Portfolio-wide occupancy levels have remained high and portfolio-wide rental rates have continued to increase during each of the last several years. Gables expects portfolio-wide rental expenses to increase at a rate slightly ahead of inflation, but less than the increase in property revenues, for the coming twelve months. In certain situations, management's evaluation of the growth prospects for a specific asset may result in a determination to dispose of the asset. In this event, management would intend to sell the asset and utilize the net proceeds from any such sale to invest in new assets which are expected to have better growth prospects or to reduce indebtedness. Gables maintains staffing levels sufficient to meet the existing construction, acquisition, and leasing activities. If market conditions warrant, management would anticipate adjusting staffing levels to mitigate a negative impact on results of operations.

                                    Page-13

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------
(Amounts in Thousands, Except Property and Per Unit Amounts)

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the notes thereto. This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results or developments could differ materially from those projected in such statements as a result of certain factors set forth in the section entitled "Certain Factors Affecting Future Operating Results" on Page 23 of this Form 10-Q and elsewhere in this report.

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

                                    Page-14

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------
(Amounts in Thousands, Except Property and Per Unit Amounts)


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

                                   Page - 15

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------
(Amounts in Thousands, Except Property and Per Unit Amounts)

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS OF GABLES FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 (THE "1998 PERIOD") TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997 (THE "1997 PERIOD").

Gables' net income is generated primarily from the operation of its apartment communities. For purposes of evaluating comparative operating performance, Gables categorizes its operating communities based on the period each community reaches stabilized occupancy. A community is considered by Gables to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 93% physical occupancy or (ii) one year after completion of construction. The operating performance for all of Gables' apartment communities combined for the three months ended September 30, 1998 and 1997 is summarized as follows:


                                                                                 Three Months Ended September 30,
                                                                          ----------- ---------- ---------- -----------
                                                                                                     $           %
                                                                             1998       1997      Change      Change
                                                                          ----------- ---------- ---------- -----------
RENTAL AND OTHER REVENUE:
Same store communities (1)                                                   $33,179    $31,750     $1,429        4.5%
Communities  stabilized  during the 1998 Period, but not during the 1997       3,954      2,991        963       32.2%
     Period (2)
Development and lease-up communities (3)                                       2,384          0      2,384          --
Acquired communities (4)                                                      17,430        874     16,556     1894.3%
Sold communities (5)                                                               0          0          0          --
                                                                           ---------- ---------- ---------- -----------
Total property revenues                                                      $56,947    $35,615    $21,332       59.9%
                                                                           ---------- ---------- ---------- -----------

PROPERTY OPERATING AND MAINTENANCE EXPENSE (EXCLUSIVE OF DEPRECIATION
AND AMORTIZATION):
Same store communities (1)                                                   $11,465    $11,082       $383        3.5%
Communities stabilized during the 1998 Period, but not during the 1997         1,313        812        501       61.7%
   Period (2)
Development and lease-up communities (3)                                         506          0        506          --
Acquired communities (4)                                                       6,368        282      6,086     2158.2%
Sold communities (5)                                                               0          0          0          --
                                                                           ---------- ---------- ---------- -----------
Total specified expenses                                                     $19,652    $12,176     $7,476       61.4%
                                                                           ---------- ---------- ---------- -----------

Revenues in excess of specified expenses                                     $37,295    $23,439    $13,856       59.1%
                                                                           ---------- ---------- ---------- -----------
Revenues in excess of specified expenses as a percentage of total
property revenues                                                              65.5%      65.8%         --       -0.3%
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

(4)  Communities which were acquired subsequent to July 1, 1997.

(5)  Communities which were sold subsequent to July 1, 1997.

                                   Page - 16

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------
(Amounts in Thousands, Except Property and Per Unit Amounts)


Total property revenues increased $21,332, or 59.9%, from $35,615 to $56,947 due primarily to increases in the number of apartment homes resulting from the acquisition and development of additional communities and to increases in rental rates on communities stabilized throughout both periods ("same store"). Below is additional information regarding the increases in total property revenues for three of the five community categories presented in the preceding table:

Same store communities:


                                                                       Percent
                                                         Increase      Increase
                                                        (Decrease)    (Decrease)                    Increase
                            Number of                    in Total      in Total      Occupancy     (Decrease)
              Number of     Apartment      Percent       Property      Property      During the        in
  Market      Properties      Homes        of Total      Revenues      Revenues     1998 Period    Occupancy
----------    ----------     -------       --------      --------      --------     -----------    ---------
Houston           14           5,045         34.6%          $672          6.1%          94.4%        -0.4%
Atlanta           14           4,171         28.6%           289          3.3%          95.7%         1.5%
Dallas             7           1,659         11.4%           306          7.5%          94.8%         1.0%
Memphis            4           1,454         10.0%            99          3.5%          96.3%         0.5%
Nashville          4           1,166          8.0%           -37         -1.6%          94.8%        -1.2%
San Antonio        2             544          3.7%            22          1.8%          95.1%         0.1%
Austin             2             532          3.7%            78          5.7%          96.8%         2.3%
               -----          ------        -----         ------       ------        -------        -----
                  47          14,571        100.0%        $1,429          4.5%          95.1%         0.5%
               =====          ======        =====         ======       ======        =======        =====

Communities stabilized during the 1998 Period but not during the 1997 Period:


                                                    Increase
                                                   (Decrease)
                            Number of               in Total     Occupancy
               Number of    Apartment    Percent    Property     During the
   Market     Properties      Homes     of Total    Revenues    1998 Period
  ---------   ----------     -------   ----------   --------    -----------
   Atlanta        2              983       63.2%      $703          96.5%
   Dallas         1              300       19.3%       -27          93.3%
   Austin         1              273       17.5%       287          96.8%
               ----           ------    -------    -------       -------
                  4            1,556      100.0%      $963          96.0%
               ====           ======    =======    =======       =======

Development and lease-up communities:

                                                    Increase
                             Number of              in Total      Occupancy
             Number of       Apartment   Percent    Property      During the
 Market      Properties        Homes    Of Total    Revenues     1998 Period
---------    ----------       -------   ----------  --------     -----------
  Atlanta        1              386        27.4%      $411          42.1%
  Austin         1              256        18.2%       665          83.5%
  Houston        1              256        18.2%       400          56.0%
  Orlando        2              511        36.2%       908          69.7%
              ----            -----      ------    -------       -------
                 5            1,409       100.0%    $2,384          62.2%
              ====            =====      ======    =======       =======

                                    Page-17

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------
(Amounts in Thousands, Except Property and Per Unit Amounts)

Other revenues increased $989, or 77.4%, from $1,278 to $2,267 due to an increase in property management revenues of $548, or 72.8%, from $753 to $1,301 resulting from a net increase of properties managed by Gables for third parties as a result of the South Florida Acquisition, in addition to an increase in income from certain ancillary services.

Property operating and maintenance expense (exclusive of depreciation and amortization) increased $7,476, or 61.4%, from $12,176 to $19,652 due to an increase in apartment homes resulting from the acquisition and development of additional communities and an increase for same store communities of 3.5%. The same store increase in operating expenses represents increased payroll costs, property taxes and maintenance costs, offset in part by reduced utilities, marketing and insurance expenses.

Depreciation and amortization expense increased $4,741, or 75.7%, from $6,266 to
$11,007  due  primarily  to  the   acquisition  and  development  of  additional
communities.

Property management expense for owned communities and third party properties on a combined basis increased $566, or 39.3%, from $1,442 to $2,008 due primarily to an increase of approximately 15,000 apartment homes managed from 27,000 in the 1997 Period to 42,000 in the 1998 Period resulting primarily from the South Florida Acquisition, in addition to inflationary increases in expenses and certain non-recurring expense savings in the 1997 Period. Gables allocates property management expenses to both owned communities and third party properties based on the proportionate share of total apartment homes and units managed.

General and administrative expense increased $924, or 110.0%, from $840 to $1,764 due primarily to (i) compensation and other costs for new positions associated with the South Florida Acquisition, (ii) increased compensation costs and (iii) the expensing of internal costs of indentifying and acquiring operating apartment communities effective March 20, 1998 in accordance with the Emerging Issues Task Force Issue No. 97-11, Accounting for Internal Costs Relating to Real Estate Acquisitions ("EITF No. 97-11").

Interest expense increased $4,655, or 78.8%, from $5,906 to $10,561 due to an increase in operating debt associated with the acquisition and development of additional communities, including the debt assumed in connection with the South Florida Acquisition and the Greystone Acquisition. These increases in interest expense have been offset in part as a result of the offerings the Company has consummated between periods, the proceeds of which have been primarily used to reduce indebtedness.

Loss on treasury locks of $3,627 in the 1998 Period represents the loss recorded in connection with the settlement of a forward treasury lock agreement for which no related debt instrument was executed. On October 1, 1998, Gables paid $5,525 to settle its seven year forward treasury lock agreement with a notional amount of $50,000. The $3,627 loss represents the excess of the $5,525 settlement payment over related losses recorded in prior periods.

                                   Page - 18

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------
(Amounts in Thousands, Except Property and Per Unit Amounts)

Comparison of operating results of Gables for the nine months ended September 30, 1998 (the "1998 Period") to the nine months ended September 30, 1997 (the "1997 Period").

Gables' net income is generated primarily from the operation of its apartment communities. For purposes of evaluating comparative operating performance, Gables categorizes its operating communities based on the period each community reaches stabilized occupancy. A community is considered by Gables to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 93% physical occupancy or (ii) one year after completion of construction. The operating performance for all of Gables' apartment communities combined for the nine months ended September 30, 1998 and 1997 is summarized as follows:

                                                                                   Nine Months Ended September 30,
                                                                          ------------ ---------- ---------- -----------
                                                                                                      $           %
                                                                             1998        1997      Change      Change
                                                                          ------------ ---------- ---------- -----------
RENTAL AND OTHER REVENUE:
Same store communities (1)                                                    $89,359    $85,269     $4,090        4.8%
Communities  stabilized during the 1998 Period,  but not during the 1997       14,694     10,387      4,307       41.5%
Period (2)
Development and lease-up communities (3)                                        6,064        888      5,176      582.9%
Acquired communities (4)                                                       41,778      2,186     39,592     1811.2%
Sold communities (5)                                                                0        175       (175)    -100.0%
                                                                          ----------- ---------- ---------- -----------
Total property revenues                                                      $151,895    $98,905    $52,990       53.6%
                                                                          ----------- ---------- ---------- -----------

PROPERTY OPERATING AND MAINTENANCE EXPENSE (EXCLUSIVE OF DEPRECIATION
AND AMORTIZATION):
Same store communities (1)                                                    $30,409    $30,153       $256        0.8%
Communities stabilized during the 1998 Period, but not during the 1997          5,085      3,568      1,517       42.5%
   Period (2)
Development and lease-up communities (3)                                        1,474        222      1,252      564.0%
Acquired communities (4)                                                       14,783        649     14,134     2177.8%
Sold communities (5)                                                                0        115       (115)    -100.0%
                                                                          ------------ ---------- ----------- ----------
Total specified expenses                                                      $51,751    $34,707    $17,044       49.1%
                                                                          ------------ ---------- ----------- ----------

Revenues in excess of specified expenses                                     $100,144    $64,198    $35,946       56.0%
                                                                          ===========  =========  =========  ===========
Revenues in excess of specified expenses as a percentage of total
Property revenues                                                               65.9%      64.9%        --         1.0%
                                                                          ===========  =========  =========  ===========


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

                                   Page - 19

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------
(Amounts in Thousands, Except Property and Per Unit Amounts)

Total property revenues increased $52,990, or 53.6%, from $98,905 to $151,895 due primarily to increases in the number of apartment homes resulting from the acquisition and development of additional communities and to increases in rental rates on communities stabilized throughout both periods ("same store"). Below is additional information regarding the increases in total property revenues for three of the five community categories presented in the preceding table:

Same store communities:

                                                                       Percent
                                                         Increase      Increase
                                                        (Decrease)    (Decrease)                    Increase
                            Number of                    in Total      in Total      Occupancy     (Decrease)
              Number of     Apartment      Percent       Property      Property      During the        in
  Market      Properties      Homes        of Total      Revenues      Revenues     1998 Period    Occupancy
---------    ------------   --------      ----------   -----------    ----------    -----------    ---------
Houston           14           5,045         37.7%        $2,412          7.5%          95.3%         0.7%
Atlanta           12           3,470         25.9%           539          2.5%          95.8%         1.3%
Dallas             7           1,659         12.4%           786          6.6%          94.7%         0.2%
Nashville          4           1,166          8.7%           -92         -1.3%          95.1%        -0.8%
Memphis            2             964          7.2%           221          4.3%          95.8%         1.9%
San Antonio        2             544          4.1%            89          2.6%          92.8%         0.0%
Austin             2             532          4.0%           135          3.3%          93.9%        -0.4%
               -----          ------        -----         ------        -----        -------        -----
                  43          13,380        100.0%        $4,090          4.8%          95.1%         0.7%
               =====          ======        =====         ======        =====        =======        =====

Communities stabilized during the 1998 Period but not during the 1997 Period:

                                                  Increase
                         Number of                in Total      Occupancy
             Number of   Apartment   Percent      Property      During the
 Market     Properties     Homes     Of Total     Revenues     1998 Period
---------   ----------    -------   ----------    --------     -----------
Atlanta         4         1,246        61.2%        $3,765           94.9%
Memphis         2           490        24.1%           462           94.2%
Dallas          1           300        14.7%            80           91.2%
            -----        ------       -----         ------          -----
                7         2,036       100.0%        $4,307           94.2%
            =====        ======       =====         ======          =====


Development and lease-up communities:

                                                  Increase
                         Number of                In Total      Occupancy
             Number of   Apartment   Percent      Property      During the
 Market     Properties     Homes     Of Total     Revenues     1998 Period
---------   ----------    -------   ----------    --------     -----------
Austin          2           529        31.5%        $2,654           69.9%
Orlando         2           511        30.4%         1,487           39.1%
Atlanta         1           386        22.9%           524           18.0%
Houston         1           256        15.2%           511           23.5%
            -----        ------      ------         ------        -------
                6         1,682       100.0%        $5,176           57.1%
            =====        ======      ======         ======        =======

                                    Page-20

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------
(Amounts in Thousands, Except Property and Per Unit Amounts)

Other revenues increased $1,024, or 25.9%, from $3,961 to $4,985 due primarily to an increase in property management revenues of $914, or 39.8%, from $2,299 to $3,213 resulting from a net increase of properties managed by Gables for third parties primarily as a result of the South Florida Acquisition, in addition to an increase in income from certain ancillary services.

Property operating and maintenance expense (exclusive of depreciation and amortization) increased $17,044, or 49.1%, from $34,707 to $51,751 due to a net increase in apartment homes resulting from the acquisition and development of additional communities and an increase in property operating and maintenance expense for same store communities of 0.8%. The same store increase in operating expenses represents increased payroll costs, property taxes and maintenance costs, offset in part by reduced utilities, marketing and insurance expenses.

Depreciation and amortization expense increased $11,642, or 67.4%, from $17,285 to $28,927 due primarily to the acquisition and development of additional communities.

Property management expense for owned communities and third party properties on a combined basis increased $1,646, or 39.2%, from $4,202 to $5,848 due primarily to a net increase of 10,000 apartment homes managed from 27,000 in the 1997 Period to 37,000 in the 1998 Period resulting primarily from the South Florida Acquisition, in addition to inflationary increases in expenses and certain non-recurring expense savings in the 1997 Period. Gables allocates property management expenses to both owned communities and third party properties based on the proportionate share of total apartment homes and units managed.

General and administrative expense increased $1,943, or 77.9%, from $2,495 to $4,438 due primarily to (i) compensation and other costs for new positions associated with the South Florida Acquisition, (ii) increased compensation costs and (iii) the expensing of internal costs of identifying and acquiring operating apartment communities effective March 20, 1998 in accordance with EITF No. 97-11.

Interest expense increased $9,939, or 54.9%, from $18,120 to $28,059 due to an increase in operating debt associated with the acquisition and development of additional communities, including the debt assumed in connection with the South Florida Acquisition and the Greystone Acquisition. These increases in interest expense have been offset in part as a result of the offerings the Company has consummated between periods, the proceeds of which have been primarily used to reduce indebtedness.

Loss on treasury locks of $5,637 in the 1998 period represents a loss of (i) $505 recorded in connection with extensions of treasury locks for which a related debt instrument was subsequently executed and (ii) $5,132 recorded in connection with the October 1, 1998 settlement of a treasury lock for which no related debt instrument was executed.

Gain on sale of real estate assets of $5,349 in the 1997 Period represents the gain generated in connection with (i) the January, 1997 sale of Club Candlewood, a community comprised of 486 apartment homes and (ii) the July, 1997 sale of 2 acres of Gables 12-acre Gables Colonnade Phase II land parcel.

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

                                    Page-21

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------
(Amounts in Thousands, Except Property and Per Unit Amounts)

LIQUIDITY AND CAPITAL RESOURCES

Gables' net cash provided by operating activities increased from $46,925 for the nine months ended September 30, 1997 to $66,941 for the nine months ended September 30, 1998, due to (i) an increase of $23,661 in income before certain non-cash items including depreciation, amortization, equity in income of joint ventures, gain on sale of real estate assets, long-term compensation expense, loss on treasury locks and extraordinary losses and (ii) the change in other liabilities between periods of $8,240. Such increases were offset in part by (i) the change in restricted cash between periods of $5,147 and (ii) the change in other assets between periods of $6,738.

Gables' net cash used in investing activities increased from $194,247 for the nine months ended September 30, 1997 to $310,678 for the nine months ended September 30, 1998, due primarily to increased acquisition and development activities in 1998 when compared to 1997, and the net proceeds from the sale of real estate assets in 1997. During the nine months ended September 30, 1998, Gables expended approximately $174.9 million related to acquisitions of operating apartment communities, including those acquired in the South Florida Acquisition; $123.2 million related to development expenditures, including related land acquisitions; approximately $5.2 million related to recurring, non-revenue enhancing, capital expenditures for operating apartment communities; and approximately $6.7 million related to non-recurring, renovation/revenue-enhancing expenditures.

Gables' net cash provided by financing activities increased from $146,468 for the nine months ended September 30, 1997 to $246,677 for the nine months ended September 30, 1998 due to increased acquisition and development activities. During the nine months ended September 30, 1998, Gables had net borrowings of $212.0 million which were used in conjunction with $87.5 million of proceeds from a common share offering primarily to fund Gables' acquisition and development activities discussed previously. These proceeds from financing activities were offset in part by the payment of distributions totaling approximately $52.8 million.

In October, 1998, Gables closed (i) a $50 million offering of the Operating Partnership's senior unsecured notes which bear interest at 6.55%, were priced to yield 6.59% and mature in October, 2000 and (ii) a $15 million offering of the Operating Partnership's senior unsecured notes which bear interest at 6.60%, were priced at par and mature in October 2001 (collectively, the "October, 1998 Debt Offerings"). The net proceeds from the October, 1998 Debt Offerings were used to reduce borrowings under Gables' Credit Facilities.

As of September 30, 1998, Gables had total indebtedness of $814,260, cash and cash equivalents of $6,119 and principal escrow deposits reflected in restricted cash of $2,270. Gables' indebtedness and interest rate protection agreements are summarized on page 27 of this Form 10-Q. Gables' indebtedness has an average of
6.2 years to maturity at September 30, 1998 (on a pro forma basis for the October, 1998 Debt Offerings). Excluding monthly principal amortization payments, over the next five years Gables has the following scheduled debt maturities for indebtedness outstanding at September 30, 1998 (on a pro forma basis for the October, 1998 Debt Offerings):

                           1998        $    24,683
                           1999              4,010
                           2000             53,661
                           2001            150,000
                           2002            127,322

The debt maturities in 1998 of $24,683 relate to outstanding indebtedness borrowed on an overnight basis from a commercial bank. The debt maturities in 1999 of $4,010 relates to outstanding indebtedness under the $25 Million Credit Facility which has unlimited one-year extension options. The debt maturities in 2001 of $150,000 include $95,000 of outstanding indebtedness under the $225 Million Credit Facility which has two one-year extension options. The debt maturities in 2002 include $44,930 of tax-exempt bond indebtedness credit-enhanced through a letter of credit facility which has unlimited one-year extension options.

                                    Page-22

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------
(Amounts in Thousands, Except Property and Per Unit Amounts)

Gables' distributions through the third quarter of 1998 have been paid from cash provided by operating activities. Gables anticipates that distributions will continue to be paid on a quarterly basis from cash provided by operating activities.

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

$225 Million Credit Facility
----------------------------

In March, 1996, Gables closed a $175 million unsecured revolving credit facility. In May, 1998, the $175 million commitment level was increased to $225 million and the maturity date was extended to May, 2001 with two one-year extension options. Gables' availability under the facility is limited to the lesser of the total $225 million commitment or the borrowing base. The borrowing base available under the facility is based on the value of Gables' unencumbered real estate assets as compared to the amount of Gables' unsecured indebtedness. As of September 30, 1998, on a pro forma basis for the October, 1998 Debt Offerings, Gables had $95.0 million in borrowings outstanding under the facility and, therefore, had $130.0 million of remaining capacity on the $225 million available commitment. Borrowings currently bear interest at LIBOR plus 0.80%. Additionally, a competitive bid option feature is in place for up to 50% of the total commitment.

$25 Million Credit Facility
---------------------------

In November, 1996, Gables closed an unsecured revolving credit facility that currently provides for up to $25 million in borrowings. This facility has an initial term of one year and has unlimited one-year extension options. Gables has exercised two of its one-year extension options resulting in a maturity date for the facility of October, 1999. Borrowings currently bear interest under this facility at LIBOR plus 0.80%. As of September 30, 1998, on a pro forma basis for the October, 1998 Debt Offerings, Gables had $4.0 million of borrowings outstanding under this facility.

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

                                    Page-23

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------
(Amounts in Thousands, Except Property and Per Unit Amounts)

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

BOOK VALUE OF ASSETS AND PARTNERS' CAPITAL

The application of historical cost accounting in accordance with GAAP for Gables' UPREIT structure results in an understatement of total assets and partners' capital compared to the amounts that would be recorded via the application of purchase accounting in accordance with GAAP had Gables not been organized as an UPREIT. Management believes it is imperative to understand this difference when evaluating the book value of assets and partners' capital. The understatement of basis related to this difference in organizational structure at September 30, 1998 is $112,494, exclusive of the effect of depreciation. Accordingly, on a pro forma basis, the real estate assets before accumulated depreciation, total assets and total partners' capital (including partners' capital interests) as of September 30, 1998 would be $1,742,631, $1,655,630, and $784,016, respectively, if such $112,494 value were reflected.

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

Factors that might cause such a difference include, but are not limited to, the following: Gables may abandon or fail to secure development opportunities; construction costs of a community may exceed original estimates; construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs and reduced rental revenues; occupancy rates and market rents may be adversely affected by local economic and market conditions which are beyond management's control; financing may not be available, or may not be available on favorable terms; Gables' cash flow may be insufficient to meet required payments of principal and interest; and existing indebtedness may mature in an unfavorable credit environment, preventing such indebtedness from being refinanced, or, if financed, causing such refinancing to occur on terms that are not as favorable as the terms of existing indebtedness.

                                     Page-24

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

Completed  Community in Lease-up and  Development  Communities  at September 30,
1998

                                                                                         Actual or Estimated Quarter of
                     Number of  Total     Percent at September 30, 1998    -------------------------------------------------------
                     Apartment Budgeted   -----------------------------    Construction     Initial      Construction   Stabilized
     Community         Homes     Cost      Complete   Leased  Occupied        Start        Occupancy         End        Occupancy
--------------------  ------   -------     --------   ------  --------    -------------    ---------     -----------    ----------
                              (millions)
Completed Community in Lease-up:
--------------------------------

HOUSTON, TX
Gables New Territory    256     $15.0           100%    71%     64%          3 Q 1997      2 Q 1998        3 Q 1998        2 Q 1999
                        ===     =====

Development Communities:
------------------------

ATLANTA, GA
Gables at Sugarloaf     386     $28.0            97%    59%     56%          2 Q 1997      1 Q 1998        4 Q 1998        2 Q 1999
Gables Metropolitan I   435      49.7             7%    ---     ---          2 Q 1998      3 Q 1999        3 Q 2000        4 Q 2000

HOUSTON, TX
Gables Raveneaux        382      28.1             3%    ---     ---          3 Q 1998      2 Q 1999        2 Q 2000        3 Q 2000

DALLAS, TX
Gables San Rafael       222      16.9            12%    ---     ---          3 Q 1998      2 Q 1999        4 Q 1999        1 Q 2000

BOCA RATON, FL
Gables San Michele II   343      41.5             1%    ---     ---          3 Q 1998      2 Q 1999        3 Q 2000        4 Q 2000

ORLANDO, FL
Gables Celebration      231      26.5            68%    65%     37%          3 Q 1997      2 Q 1998        2 Q 1999        2 Q 1999
                     ------    ------
        Totals        1,999    $190.7
                     ======   ======

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

                                     Page-25
MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

Stabilized Apartment Communities at September 30, 1998

                                                      9/30/98 Scheduled Rent Per
                                 Number of   9/30/98  -------------------------
     Community                     Homes    Occupancy      Unit      Square Foot
---------------------            --------   ---------     ------     -----------
HOUSTON, TX
Austin Colony ..................      237        97%      $  880         $  0.90
Baybrook Village ...............      776        95%         584            0.73
Gables Bradford Place ..........      372        95%         756            0.88
Gables Bradford Pointe .........      360        93%         660            0.86
Gables Champions ...............      404        97%         824            0.91
Gables CityPlaza ...............      246        96%         913            1.03
Gables Cityscape ...............      252        97%         934            1.10
Gables CityWalk/Waterford Square      317        98%         912            1.13
Gables Edgewater ...............      292        91%         836            0.95
Gables Meyer Park ..............      345        97%         888            1.03
Gables of First Colony .........      324        92%         933            0.94
Gables Piney Point .............      246        99%         961            1.04
Gables Pin Oak Green ...........      582        94%         984            0.96
Gables Pin Oak Park ............      477        95%       1,010            0.99
Gables River Oaks ..............      228        96%       1,425            1.17
Lions Head .....................      277        88%         757            0.90
Metropolitan Uptown (JV)........      318        95%       1,032            1.13
Rivercrest I ...................      140        91%         744            0.88
Rivercrest II ..................      140        94%         742            0.88
Westhollow Park ................      412        92%         668            0.74
Windmill Landing ...............      259        97%         699            0.81
                                   ------       ---         ----           -----
                                    7,004        95%         847            0.94
ATLANTA, GA
Briarcliff Gables ..............      104        99%       1,081            0.87
Buckhead Gables ................      162       100%         811            1.07
Dunwoody Gables ................      311        98%         805            0.86
Gables Cinnamon Ridge ..........      200        95%         670            0.70
Gables Cityscape ...............      192        97%         838            1.01
Gables Heights .................      213        88%       1,189            0.95
Gables Northcliff ..............       82        98%       1,153            0.74
Gables Over Peachtree ..........      263        98%       1,039            1.14
Gables Vinings .................      315        99%         921            0.86
Gables Walk ....................      310        98%       1,006            0.85
Gables Wood Arbor ..............      140        95%         693            0.76
Gables Wood Crossing ...........      268        98%         719            0.75
Gables Wood Glen ...............      380        92%         684            0.69
Gables Wood Knoll ..............      312        96%         718            0.72
Gables Mill ....................      438        97%         826            0.89
Lakes at Indian Creek ..........      603        96%         582            0.63
Rock Springs Estates ...........      295        96%         931            0.92
Roswell Gables I ...............      384        98%         870            0.80
Roswell Gables II ..............      284        98%         870            0.74
Spalding Gables ................      252        98%         851            0.86
Wildwood Gables ................      546        95%         863            0.76
                                   ------       ---         ----           -----
                                    6,054        96%         832            0.82

BOCA RATON, FL
Boca Place .....................      180        92%         861            0.88
Cotton Bay .....................      444        93%         696            0.71
Hampton Lakes ..................      300        85%         756            0.71
Hampton Place ..................      368        88%         721            0.75
Kings Colony ...................      480        95%         737            0.83
Mahogany Bay ...................      328        95%         746            0.74
Mizner on the Green ............      246        96%       1,564            1.24
San Michele ....................      249        96%       1,390            1.04
San Remo .......................      180        93%       1,229            0.67
Town Colony ....................      172        95%         847            0.99
Vinings at Boynton Beach .......      252        90%         854            0.71
Vinings at Boynton Beach II ....      296        94%         899            0.74
Vinings at Hampton Village .....      168        90%         802            0.66
Vinings at Town Place ..........      312        94%         832            1.00
Vinings at Wellington ..........      222        93%(A)      989            0.74
                                   ------       ---         ----           -----
                                    4,197        93%         893            0.82

                                     Page-26

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

Stabilized Apartment Communities at September 30, 1998
(continued from previous page)


                                                      9/30/98 Scheduled Rent Per
                                 Number of   9/30/98  -------------------------
     Community                     Homes    Occupancy      Unit      Square Foot
---------------------            --------   ---------     ------     -----------
DALLAS, TX
Arborstone .......................    536        97%   $     501          $ 0.70
Gables at Pearl Street ...........    108        95%       1,418            1.30
Gables CityPlace .................    232        97%       1,439            1.37
Gables Green Oaks ................    300        96%         836            0.87
Gables Mirabella .................    126        99%       1,251            1.37
Gables Preston ...................    126        91%       1,074            0.98
Gables Spring Park ...............    188        93%         952            0.90
Gables Turtle Creek ..............    150        91%       1,326            1.32
Gables Valley Ranch ..............    319        94%         938            0.92
                                   ------       ---        -----           -----
                                    2,085        95%         948            1.01
MEMPHIS, TN
Arbors of Harbortown (JV).........    345        98%         847            0.86
Gables Cordova ...................    464        95%         704            0.75
Gables Germantown ................    252        98%         935            0.80
Gables Quail Ridge ...............    238        97%         917            0.77
Gables Stonebridge ...............    500        95%         695            0.79
                                   ------       ---         ----           -----
                                    1,799        96%         789            0.79
NASHVILLE, TN
Brentwood Gables .................    254        98%         867            0.77
Gables Hendersonville ............    364        96%         670            0.71
Gables Hickory Hollow  I .........    272        91%         619            0.68
Gables Hickory Hollow II .........    276        91%         619            0.66
                                   ------       ---         ----           -----
                                    1,166        94%         689            0.71
AUSTIN, TX
Gables Bluffstone ................    256        98%       1,057            1.07
Gables Central Park ..............    273        98%       1,168            1.24
Gables Great Hills ...............    276        97%         816            0.98
Gables Park Mesa .................    148        99%       1,107            1.01
Gables Town Lake .................    256        98%       1,195            1.28
                                   ------       ---        -----           -----
                                    1,209        98%       1,063            1.13
SAN ANTONIO, TX
Gables Colonnade I ...............    312        96%         802            0.88
Gables Wall Street ...............    232        94%         810            0.85
                                   ------       ---         ----           -----
                                      544        95%         805            0.87
ORLANDO, FL
The Commons at Little Lake Bryan I    280       100%         --(B)         --(B)
                                   ------       ---         ----           -----
                                      280       100%         --            --

   TOTALS ........................ 24,338        95%      $  858          $ 0.87
                                   ======       ===         ====          ======

(A) This property was acquired April 1, 1998 and is currently in the lease-up phase. An occupancy rate of 93% is disclosed as a stabilized net operating income level has been guaranteed by the seller through December 31, 1998. At September 30, 1998, the actual occupancy rate for this property was 78%.

(B) This property is leased to a single user group pursuant to a triple net master lease. Accordingly, scheduled rent data is not reflected as it is not comparable to the rest of Gables' portfolio.

                                    Page-27

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------
(Amounts in Thousands, Except Property and Per Unit Amounts)

PORTFOLIO INDEBTEDNESS AND INTEREST RATE PROTECTION AGREEMENT SUMMARIES AT SEPTEMBER 30, 1998

Portfolio Indebtedness Summary (A)
----------------------------------

                                       Percentage  Interest   Total     Years to
Type of Indebtedness          Balance   of Total   Rate (B)  Rate (C)   Maturity
---------------------        --------- ----------  --------  --------   --------

Fixed-rate:
Secured notes                $126,003       15.5%     7.80%     7.80%       9.58
Unsecured notes (D)           323,764       39.8%     7.23%     7.23%       5.04
Tax-exempt                     90,730       11.1%     6.02%     6.32%       9.04
                             --------    -------   -------   -------     -------
     Total fixed-rate        $540,497       66.4%     7.16%     7.21%       6.77
                             --------    -------   -------   -------     -------

Tax-exempt variable-rate     $150,070       18.4%     3.83%     4.82%       7.42
                             --------    -------   -------   -------     -------

Unsecured credit facilities  $123,693       15.2%     6.32%     6.32%       2.01
                             --------    -------   -------   -------     -------

Total portfolio debt (E),(F) $814,260      100.0%     6.42%     6.63%       6.17
                             ========    =======   =======   =======     =======


(A) This summary is presented on a pro forma basis as if Gables had closed its $65 million October, 1998 Debt Offerings on September 30, 1998 and had used the proceeds to reduce unsecured credit facilities debt.

(B) Interest Rate represents the weighted average interest rate incurred on the indebtedness, exclusive of deferred financing cost amortization and credit enhancement fees, as applicable.

(C) Total Rate represents the Interest Rate (B) plus credit enhancement fees, as applicable.

(D) Unsecured conventional fixed-rate debt includes $40,000 of financing which bears interest at LIBOR plus a spread of 0.80%. Such financing is effectively fixed at an all-in rate of 6.15% after the application of $40,000 of the $44,530 interest rate cap and swap arrangements described below.

(E) Interest associated with construction activities is capitalized as a cost of development and does not impact current earnings. The qualifying construction expenditures at September 30, 1998 for purposes of interest capitalization were $139,111.

(F) Excludes $16.4 million of tax-exempt bonds and $17.8 million of outstanding conventional indebtedness related to joint ventures in which Gables owns a 25% interest.

Interest Rate Protection Agreement Summary
------------------------------------------

                                 Notional  Strike/Swap/  Effective  Termination
Description of Agreement          Amount    Lock Price     Date         Date
------------------------         -------   -----------   ---------  -----------

LIBOR, 30-day    - "Rate Cap"     $44,530     6.25% (G)  01/27/94   01/30/99

LIBOR, 30-day    - "Rate Swap"    $44,530     5.35% (G)  08/30/96   08/30/99 (H)

LIBOR, 30-day    - "Rate Swap"    $25,000     5.76% (G)  02/27/98   02/27/00 (I)

LIBOR, 30-day    - "Rate Swap"    $40,000     4.79% (G)  11/30/98   09/30/00

Treasury, 7-year-"Treasury Lock"  $50,000     6.27%      09/22/97   10/01/98

(G)  The 30-day LIBOR rate in effect at September 30, 1998 was 5.38%.

(H) This is a knock-out swap agreement which fixes Gables' underlying 30-day LIBOR rate at 5.35%. The swap terminates upon the earlier to occur of (i) the termination date or (ii) a rate reset date on which the 30-day LIBOR rate is 6.26% or higher.

(I) This is a knock-out swap agreement which fixes Gables' underlying 30-day LIBOR rate at 5.76%. The swap terminates upon the earlier to occur of (i) the termination date or (ii) a rate reset date on which the 30-day LIBOR rate is 6.70% or higher.

                                    Page-28

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------
(Amounts in Thousands, Except Property and Per Unit Amounts)

Year 2000 Compliance
--------------------

The statements in the following section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

The Year 2000 issue occurs when business application software or embedded microcontrollers use two digits to specify the year, rather than four. Therefore, on January 1, 2000, unless corrections are made, most computers with time-sensitive software programs will recognize the year as "00" and may assume that the year is "1900". This could result in a system failure or miscalculations which could result in disruptions of normal business operations. The Year 2000 issue can also affect embedded microcontrollers in non-computer equipment such as elevators, HVAC and security systems. Gables is in the process of assessing the impact of the Year 2000 issue on its computer systems (hardware), software and other equipment with embedded microcontrollers (non-IT). Gables' Year 2000 Project is divided into four phases, as described below:

PHASE 1 - Inventory assessment: Identify all equipment that could potentially be affected by the Year 2000 issue. Equipment is divided into three categories: hardware, software and non-IT.
PHASE 2 - Contact vendors and third-party service providers: Contact the vendors and third-party service providers that maintain and/or support the equipment identified in Phase I to obtain a Year 2000 compliance certification.
PHASE 3 - Determine scope of non-compliance: Based on vendor response and in-house testing, assemble a list of items that will not be compliant and prioritize the items to be either replaced or retrofitted.
PHASE 4 - Implementation, identification  of  alternative solutions and testing:
          Replace or retrofit items that are not Year 2000 compliant, identify and implement alternative solutions to items that cannot be replaced or retrofitted, and perform testing thereof.

Gables' progress is described by category in the following table:

Category         Status                        Expected Phase 4 Completion Date
--------        --------                       --------------------------------
Hardware        Working on Phase 4                         3/31/99
Software        Working on Phases 2-4                      3/31/99
Non-IT          Working on Phase 2                         3/31/99

Gables' costs of addressing the Year 2000 issue have not been, and are not expected to be, material and will relate primarily to costs of upgrading older equipment, in addition to personnel resource allocation. However, no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to prepare for the Year 2000 issue. Gables has included banks and utilities in its vendor survey, as their services are considered to be mission-critical to its business function. As with other vendors, Gables is attempting to attain compliance certification from these vendors to assure that there will be no business interruption to its customers on January 1, 2000. Based on vendor response and in-house testing, Gables will develop specific contingency plans, if necessary. In addition, Gables will design a general contingency plan to be implemented in the event of unanticipated equipment and systems failures. However, there can be no assurance that such plan will be adequate or that failures or delays by third parties in achieving Year 2000 compliance will not result in material business interruptions, loss of revenues or other adverse effects.

The discussion above regarding Gables' Year 2000 Project contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Gables' assessment of the impact of the Year 2000 issue may prove to be inaccurate due to a number of factors which cannot be determined with certainty, including the receipt of inaccurate compliance certifications from third party vendors, inaccurate testing or assessments by Gables' personnel of its equipment or systems, and inaccurate projections by Gables of the cost of remediation and/or replacement of affected equipment and systems. A failure by Gables to adequately remediate or replace affected equipment or systems due to the factors cited above or for other reasons, a material increase in the actual cost of such remediation or replacement, or a failure by a third party vendor to remediate Year 2000 problems in systems that are vital to the operation of Gables' properties or financial systems, could cause a material disruption to its business and adversely affect its results of operations and financial condition.

                                    Page-29

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------
(Amounts in Thousands, Except Property and Per Unit Amounts)

SUPPLEMENTAL DISCUSSION - Funds From Operations and Adjusted Funds From Operations

Gables considers funds from operations ("FFO") to be a useful performance measure of the operating performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Gables believes that in order to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with net income as presented in the financial statements and data included elsewhere in this report. Gables computes FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO as defined by NAREIT represents net income (loss) determined in accordance with GAAP, excluding gains or losses from sales of assets or debt restructuring, plus certain non-cash items, primarily real estate depreciation, and after adjustments for unconsolidated partnerships and joint ventures. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, Gables' FFO is comparable to the FFO of real estate companies that use the NAREIT definition. Adjusted funds from operations ("AFFO") is defined as FFO less capital expenditures funded by operations. FFO and AFFO should not be considered as alternatives to net income as indicators of Gables' operating performance or as alternatives to cash flows as measures of liquidity. FFO does not measure whether cash flow is sufficient to fund all of Gables' cash needs including principal amortization, capital expenditures, and distributions to shareholders and unitholders. Additionally, FFO does not represent cash flows from operating, investing or financing activities as defined by GAAP. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of Gables' cash needs and cash flows. A reconciliation of FFO and AFFO follows:

                                                                      Three Months            Nine Months
                                                                   Ended September 30,     Ended September 30,
                                                                   1998          1997       1998       1997
                                                                  ------        ------     ------     ------

Net income available to common unitholders                        $7,644        $8,819    $23,768    $28,342
Extraordinary  loss                                                    0             0          0        712
Loss on  treasury  locks                                           3,627             0      5,637          0
Amortization  of loss on extension of used treasury locks            (46)            0        (96)         0
Gain on sale of  real  estate  assets                                  0          (491)         0     (5,349)
Real  estate  asset depreciation:
     Wholly-owned  real estate assets                             10,887         6,139     28,581     16,925
     Joint venture real estate assets                                 55            56        167        167
                                                                 -------        ------    -------   --------
          Total                                                   10,942         6,195     28,748     17,092
                                                                 -------        ------    -------   --------

FUNDS FROM OPERATIONS - BASIC                                    $22,167       $14,523    $58,057    $40,797
                                                                 -------        ------    -------   --------
Amortization of discount on long-term liability (a)                  192             0        384          0
                                                                 -------        ------    -------   --------
FUNDS FROM OPERATIONS - DILUTED                                  $22,359       $14,523    $58,441    $40,797
                                                                 -------        ------    -------   --------
Capital expenditures for operating apartment communities:
      Carpet                                                       1,011           528      2,163      1,300
      Roofing                                                         96            31        130        136
      Exterior painting                                                0           168          0        224
      Appliances                                                     158            51        315        136
      Other additions and improvements                               921           591      2,628      1,633
                                                                 -------        ------    -------   --------
               Total                                               2,186         1,369      5,236      3,429
                                                                 -------        ------    -------   --------

ADJUSTED FUNDS FROM OPERATIONS - DILUTED                         $20,173       $13,154    $53,205    $37,368
                                                                 =======        ======    =======   ========
AVERAGE UNITS OUTSTANDING - BASIC                                 32,532        23,150     29,400     22,980
                                                                 =======        ======    =======   ========
AVERAGE UNITS OUTSTANDING - DILUTED                               33,072        23,308     29,820     23,125
                                                                 =======        ======    =======   ========

(a) This obligation will be settled with Units. Such Units are excluded from basic Units outstanding, but are included in the calculation of diluted Units outstanding.

                                    Page-30


Part II - Other Information

         Item 1:  Legal Proceedings

                  None

         Item 2:  Changes in Securities

                    Each time the Company issues shares of beneficial interest, it contributes the proceeds of such issuance to the Operating Partnership in return for a like number of Units with rights and preferences analogous to the shares issued. During the period commencing on July 1, 1998 and ending on September 30, 1998, in connection with such issuances of shares by the Company during that time period, the Operating Partnership issued an aggregate 87,855 common Units to the Company. Such Units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

         Item 3:  Defaults Upon Senior Securities

                  None

         Item 4:  Submission of Matters to a Vote of Security Holders

                  None

         Item 5:  Other Information

                  None

         Item 6:  Exhibits and Reports on Form 8-K

                  (a)    Exhibits


                    10.1 * Forward  Treasury Lock Agreement  (notional amount of
                         $50,000,000) between Gables Realty Limited Partnership and J.P. Morgan Securities Inc., dated as of September 22, 1997 and amended on August 19, 1998.

                    10.2 * Forward  Treasury Lock Agreement  (notional amount of
                         $50,000,000) between Gables Realty Limited Partnership and J.P. Morgan Securities Inc., dated as of September 22, 1997 and amended on September 30, 1998.

                    10.3 *  Interest  Rate Swap  Agreement  (notional  amount of
                         $40,000,000) between Gables Realty Limited Partnership and Morgan Guaranty Trust Company of New York, dated as of September 28, 1998.

                    27   * Financial Data Schedule

                         ------------
                         * Filed herewith

                  (b)   Reports on Form 8-K

                          None

                                    Page-31


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:    November 11, 1998   GABLES REALTY LIMITED PARTNERSHIP
                             By:      Gables GP, Inc.
                             Its:     General Partner

                              /s /  Marvin R. Banks, Jr.
                             -----------------------------------
                              Marvin R. Banks, Jr.
                              Senior Vice President and Chief
                              Financial Officer
                              (Authorized Officer of the Registrant
                              and Principal Financial Officer)