Form 10-K
period 1998-12-31
GABLES REALTY LIMITED PARTNERSHIP
filed 1999-03-31
CIK 1039797

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                              ____________________

                                    FORM 10-K
(Mark One)

[ X ]ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

                   For the Fiscal Year Ended December 31, 1998

[   ]TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        Commission File Number: 000-22683

                        GABLES REALTY LIMITED PARTNERSHIP
             (Exact name of Registrant as specified in its charter)
                              ____________________

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

       Registrant's telephone number, including area code: (770) 436-4600
                              ____________________

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                  Common Units of Limited Partnership Interest
                                (Title of Class)


     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                (1) Yes  X         No
                                       -----          -----
                                (2) Yes  X         No
                                       -----          -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K
          -------

     As of March 18, 1999, the aggregate market value of the 5,443,965 common units of limited partnership interest ("Units") held by non-affiliates of the Registrant was $119,767,230 based upon the closing price ($22.00) on the New York Stock Exchange composite tape on such date of the common shares of beneficial interest, par value $.01 per share, of Gables Residential Trust (the "Company"), a Maryland real estate investment trust and the 100% owner of Gables GP, Inc., the sole general partner of the Registrant, into which Units are redeemable under certain circumstances at the election of the Company. (For this computation, the Registrant has excluded the market value of all Units reported as beneficially owned by the Company and by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the Registrant.)

     DOCUMENTS INCORPORATED BY REFERENCE Certain information contained in the Company's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 25, 1999 are incorporated by reference in Part III, Items 10, 11 and 12.

                            FORM 10-K ANNUAL REPORT
                      FISCAL YEAR ENDED DECEMBER 31, 1998
                               TABLE OF CONTENTS


                                     PART I

Item                                                                       Page
 No.                                                                        No.
----                                                                       -----
1.  Business  ..........................................................    1
2.  Properties  ........................................................   10
3.  Legal Proceedings  .................................................   15
4.  Submission of Matters to a Vote of Security Holders ................   15

                                    PART II

5.  Market for Registrant's Common Equity and Related Shareholder
         Matters........................................................   15
6.  Selected Financial and Operating Information .......................   16
7.  Management's Discussion and Analysis of Financial Condition and
        Results of Operations ..........................................   19
7.A Quantitative and Qualitative Disclosures About Market Risk..........   34
8.  Financial Statements and Supplementary Data  .......................   35
9.  Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure  ......................................   35

                                    PART III

10. Directors and Executive Officers of the Registrant .................   35
11. Executive Compensation  ............................................   35
12. Security Ownership of Certain Beneficial Owners and Management......   35
13. Certain Relationships and Related Transactions  ....................   35

                                    PART IV

14. Exhibits, Financial Statements and Schedule and Reports on Form 8-K    35

                                     PART I

ITEM 1.         BUSINESS

General
-------

Gables Realty Limited Partnership (the "Operating Partnership" or "Gables") is the entity through which Gables Residential Trust (the "Company"), a real estate investment trust (a "REIT"), conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. The Operating Partnership is one of the largest owners, operators and developers of multifamily apartment communities in the Southwestern and Southeastern region of the United States (the "Sunbelt" or "Sunbelt Region"). In 1993, the Company was formed under Maryland law and the Operating Partnership was organized as a Delaware limited partnership to continue and expand the multifamily apartment community management, development, construction and acquisition operations of its privately owned predecessor organization. The Company completed its initial public offering on January 26, 1994 (the "IPO").

The Company controls the Operating Partnership through Gables GP, Inc. ("GGPI"), a wholly-owned subsidiary and the sole general partner of the Operating Partnership (this structure is commonly referred to as an umbrella partnership REIT or "UPREIT"). At December 31, 1998, the Company was an 80.3% economic owner of the common equity of the Operating Partnership. The Board of Directors of GGPI, the members of which are the same as the members of the Board of Trustees of the Company, manages the affairs of the Operating Partnership by directing the affairs of GGPI. The Company's limited partner and indirect general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

Generally, the other limited partners of the Operating Partnership are persons who contributed their direct or indirect interests in certain properties to the Operating Partnership primarily in connection with the IPO and the South Florida Acquisition. The Operating Partnership is obligated to redeem each common unit of limited partnership ("Unit") held by a person other than the Company, at the request of the holder thereof for cash equal to the fair market value of a share of the Company's common shares of beneficial interest, par value $.01 per share ("Common Shares"), at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one Common Share or cash. The Company presently anticipates that it will elect to issue Common Shares to acquire Units presented for redemption, rather than paying cash. With each such redemption the Company's percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues Common Shares, the Company is obligated to contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership is obligated to issue an equivalent number of Units to the Company. Units issued to the Company in connection with the issuance and sale by the Company of a series of preferred shares (and the subsequent contribution to the Operating
Partnership of the net proceeds therefrom) ("Preferred Shares"), will, in general, have, with respect to other Units, rights and preferences that the series of Preferred Shares have with respect to the Common Shares.

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

GEOGRAPHIC EXPANSION AND ACQUISITION. On April 1, 1998, Gables acquired the properties and operations of Trammell Crow Residential South Florida ("TCR/SF"), which consisted of fifteen multifamily apartment communities containing a total of 4,197 apartment homes, and all of TCR/SF's residential construction and development and third party management activities in South Florida (collectively, the "South Florida Acquisition"). The communities acquired in the South Florida Acquisition are located in Palm Beach County, Broward County and Dade County and encompass the metropolitan areas of Palm Beach, Fort Lauderdale and Miami, respectively. Such locations are collectively referred to herein as "Boca Raton" or "South Florida." Gables' management believes that the South Florida Acquisition facilitated the following goals:

- Establishing a growth platform in the South Florida markets by integrating the existing operating, acquisition, development and construction personnel of TCR/SF into Gables' existing management team.

- Allowing Gables to enter into the South Florida markets with a critical mass of multifamily apartment communities that have internal earnings growth potential and product quality characteristics consistent with Gables' existing portfolio.

- Providing further geographic and economic diversification of Gables' portfolio of multifamily apartment communities, thereby enhancing the stability of Gables' cash flow.

- Generating a pipeline of acquisition and development opportunities in the South Florida markets, which are characterized by high job growth and high barriers to entry.

- Allowing Gables to generate economies of scale by spreading its corporate overhead costs over a larger portfolio and increasing its buying power with vendors.

- Producing immediate earnings growth and accelerating long-term earnings growth.

As of December 31, 1998, Gables owned 84 multifamily apartment communities and had an indirect 25% interest in two multifamily apartment communities (collectively, the "Current Communities") located in the following major cities in Texas, Georgia, Florida and Tennessee: Houston, Dallas, Austin, San Antonio, Atlanta, Boca Raton, Orlando, Memphis and Nashville (the "Core Markets"). The Current Communities totaled 25,288 apartment homes and included two multifamily apartment communities in the final stages of lease-up. Gables also owned five multifamily apartment communities that were under construction at December 31, 1998 that Gables expects will comprise 1,613 apartment homes upon completion (collectively, the "Development Communities" and, with the Current Communities, the "Communities"). Gables also owns sites (the "Undeveloped Sites") on which it intends to develop seventeen additional multifamily apartment communities that Gables expects will comprise an estimated 4,093 apartment homes and has rights (the "Development Rights") to acquire additional sites on which Gables believes it could develop multifamily apartment communities comprising an estimated 1,570 apartment homes. See "Recent Developments" on page 9 for certain events occurring subsequent to December 31, 1998.

Gables' executive offices are located at 2859 Paces Ferry Road, in Atlanta, Georgia 30339 and its telephone number is (770) 436-4600.

MANAGEMENT STRUCTURE. Gables has been responsible for the development or acquisition of approximately 50,000 apartment homes since 1982 and its senior management team has, on average, in excess of fifteen years experience in the multifamily industry. Gables provides a full range of integrated real estate services through a staff of approximately 1,350 employees who have experience in property operations, development, acquisition and construction. Gables maintains offices in Atlanta, Boca Raton, Houston and Dallas, each with its own fully integrated organization, including experienced in-house management, development and acquisition staffs with specific knowledge of the particular markets served. Gables believes that its competitive strength and growth potential lie in management's in-depth knowledge of the changing opportunities available in each local market and in its locally focused management structure, which enables highly experienced development and acquisition personnel to pursue new opportunities in each market and highly experienced on-site managers to make the day-to-day decisions needed to maximize the performance of existing properties. The finance, accounting and administrative functions for Gables are controlled by a central staff located in Atlanta.

COMPETITIVE  ADVANTAGES.   Gables  believes  that  it  has  several  competitive
advantages. These advantages include:

- A fully integrated organization: a fully integrated organization with a track record of approximately sixteen years in all phases of real estate property management, development, acquisition, construction, rehabilitation, financing and marketing.

- Product focus: a portfolio concentration of Class AA/A apartment communities that are targeted toward the lifestyle renter, are located primarily in in-fill locations and master-planned communities, and include garden, townhome and higher density apartment communities.

- Local presence in multiple markets: an established local presence in each of its markets, which Gables serves through an experienced staff with superior knowledge of local markets and a culture which provides incentives for outstanding performance at all levels.

- Geographic diversification: an established market presence in nine major markets in the Sunbelt Region that are geographically independent, rely on diverse economic foundations, and during the past several years have shown job growth substantially above national averages.

- Service-oriented philosophy: a service-oriented philosophy which focuses on offering extensive resident amenities and services in quality apartment homes to increase occupancy and rental rates and reduce resident turnover.

The Management Companies
------------------------

Gables' management operations with respect to properties in which Gables does not have an interest are conducted through subsidiaries of the Operating Partnership (the "Management Companies"). The Management Companies also provide other services to third parties, including construction, brokerage and corporate rental housing. Certain of these services are, or may also be, provided by the Operating Partnership directly, to the extent consistent with the gross income requirements for REITs under the Internal Revenue Code of 1986, as amended (the "Code"). To maintain the Company's qualifications as a REIT while realizing income from its fee management and related service business, the Operating Partnership owns 100% of the nonvoting common stock (representing 98.99% of the total equity) of each Management Company and 1% of the voting common stock
(representing .01% of the total equity) of each Management Company. The nonvoting common stock and voting common stock owned by the Operating Partnership together represent 99% of the equity interests in each Management Company. Executive officers of GGPI hold, in the aggregate, the remaining 1% of the equity in each Management Company, representing 99% of the voting interest therein. The voting common stock held by such executive officers is subject to a provision of the by-laws of each Management Company that is designed to ensure that the stock will be held by officers of GGPI at all times. This bylaw provision of each Management Company cannot be amended without the vote of 100% of the outstanding voting common stock of such company.

Brand Name Strategy
-------------------

Gables is continuing to pursue a long standing strategy of brand name development by linking the "Gables" name to its communities. This strategy is intended to reinforce Gables' reputation and to build recognition of its multifamily communities as a high quality, recognizable brand. Gables believes that increased consumer recognition of the "Gables" brand name in each of its markets has enhanced its ability to attract new residents, increased the markets' perception of the Communities as high quality residential developments and enhanced its relationships with local authorities.

Business Objectives and Strategy of Gables
------------------------------------------

OVERVIEW. The Company's objective is to increase shareowner value by being a profitable owner and operator of Class AA/A multifamily apartment communities in the Sunbelt Region of the United States. To achieve its objective, Gables employs a number of business strategies. First, Gables adheres to a strategy of owning and operating Class AA/A apartment communities which should maintain high levels of occupancy and rental rates. Gables believes that such communities, when supplemented with high quality services and amenities, attract the affluent renter-by-choice, who is willing to pay a premium for conscientious service and high quality communities. Accordingly, Gables' communities possess innovative architectural designs and numerous amenities and services that Gables believes are desired by its target customers. Second, Gables seeks to grow cash flow from operating communities through innovative, proactive property management that focuses on resident satisfaction and retention, increases in property rents and occupancy levels, and the control of operating expenses through improved economies of scale. Third, Gables develops and acquires high-quality apartment communities in in-fill locations and master-planned communities near major employment centers in the Sunbelt Region with the objective of achieving critical mass in the most desirable submarkets. Finally, due to the cyclical nature of the real estate markets, Gables has adopted an investment strategy based on a strong local presence and expertise, which it believes will allow for growth through acquisitions and development (as warranted by underlying market fundamentals) and will help ensure favorable initial and long-term returns. Gables believes the successful execution of these operating and investment strategies will result in operating cash flow growth.

Gables believes that it is well positioned to continue achieving its objective because of its long-established presence as a fully integrated real estate management, development, construction and acquisition company in its markets. Gables believes that its established, local market presence creates a competitive advantage during different economic cycles in generating increased cash flow from (i) property operations and (ii) new investment opportunities that involve local market knowledge, site selection and requests for entitlements and zoning petitions. Gables' markets are geographically independent, rely on diverse economic foundations and have experienced above-average job growth.

PROPERTY OPERATIONS. The property management group operates the Communities to maximize cash flow and create long-term value. This is achieved by aggressive marketing and leasing of apartment homes, providing the best possible resident service and maintaining the Communities to the highest standards. Management believes that excellent service will distinguish Gables from its competitors and will retain current residents and attract new prospects. Gables has a service oriented philosophy which is reinforced through its "College of Career Development" named Gables University. This comprehensive training system for Gables' employees is overseen by full-time training coordinators and offers classes in a variety of different schools, such as the School of Leasing, the School of People Resources and the School of Maintenance Development. Additionally, there are "degree" programs which are completed with graduation ceremonies. Service is also reinforced with quarterly "I Made a Difference" recognition ceremonies, where personal achievement by associates is acknowledged by senior management in each of the markets where Gables operates.

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

     The property management group is strategically focused on the following areas:

- EMPLOYEES. Hiring the highest quality associates possible through extensive screening and proactive recruiting, and encouraging loyalty and reducing employee turnover by providing outstanding training, career opportunities and benefit programs. The average tenure for vice presidents and regional managers of the group is over eight years and the average tenure of property managers is over six years.

- RESIDENTS. Providing exceptional services to Gables' relatively affluent residents, who expect a service level commensurate with the high quality product and resultant high level rents.

- FINANCIAL PERFORMANCE. Maximizing revenues from the Communities by empowering and encouraging property managers to make decisions regarding rental rates and implementation of marketing programs to attract and retain residents; reducing property operating expenses by continuously evaluating vendors and service contracts, utilizing volume discount purchasing programs and analyzing tax and utility expenses; and monitoring overall appearance and appeal of the Communities by ensuring cleanliness, investing wisely in major capital expenses and ensuring the quality of the landscaping.

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

Successful development has been instrumental to the growth of Gables and, since 1982, Gables has developed approximately 30,000 apartment homes. Gables seeks to develop properties in markets where it discerns a strong demand, which Gables anticipates will enable it to achieve its targeted initial yields. Gables expects to continue to focus on the Sunbelt Region which, as a result of job growth and household formation, has generally experienced high occupancy levels and rising rents in recent years. The typical submarket where Gables develops its communities is one where resident profiles, including relatively high income households, justify the development of Class AA/A multifamily communities offering extensive resident amenities and services. Fundamental to Gables' development is its in-house construction group, which allows Gables to act as its own general contractor, which helps control quality, scheduling and cost. In addition, Gables' development and construction expertise has enabled it to develop a variety of multifamily communities, including Class AA/A garden apartments, townhomes and higher density apartments in a variety of geographic areas.

ACQUISITION. Gables also focuses its efforts on the acquisition of existing multifamily communities which management believes are consistent with the characteristics of its existing portfolio or present opportunities for creating value, including properties requiring extensive renovations and market repositioning. Since 1982, Gables has acquired and repositioned communities comprising a total of approximately 20,000 apartment homes, of which approximately 3,000 apartment homes were value-added acquisitions which required substantial redevelopment, repositioning, and strong management skills. Gables will seek to invest in those properties that management believes are available at prices below estimated replacement cost, are located in submarkets with a relatively high income population with close proximity to major employment centers, and are capable of growth in cash flow through application of Gables' management ability and strategic capital improvements.

FEE MANAGEMENT BUSINESS AND RELATED SERVICES. As of December 31, 1998, Gables managed for third parties 53 multifamily communities comprising approximately 17,500 apartment homes. These fee management contracts are maintained with a total of approximately 27 owners. In addition to contributing modestly to earnings, engaging in fee management allows Gables to leverage its management operations costs, provides access to development and acquisition opportunities and provides Gables with additional market knowledge. In addition to its fee management business, Gables provides other services through the Management
Companies, including construction and brokerage services and the provision of corporate rental housing.

Competition
------------

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

Employees
---------

Gables provides a full range of real estate services through a staff of approximately 1,350 employees, including an experienced management team. There are no collective bargaining agreements with any of Gables' employees.

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

FINANCING POLICIES. The debt to total market capitalization ratio of Gables (i.e., the total consolidated debt of Gables as a percentage of the December 31, 1998 market value of outstanding Common Shares of the Company and Operating Partnership Units, plus total consolidated debt and preferred shares and units at liquidation value) was approximately 47% at December 31, 1998. Excluding construction-related indebtedness, this ratio was 42% at December 31, 1998. This ratio will fluctuate with changes in the price of the Common Shares (and the issuance of additional Common Shares, or other forms of shares of beneficial interest, if any) and differs from the debt to book capitalization ratio, which is based upon book values. This percentage will increase as Gables uses financing to continue construction of the Development Communities and to acquire additional multifamily apartment communities. As the debt to book capitalization ratio may not reflect the current income potential of a company's assets and operations, Gables believes that, in most circumstances, the debt to total market capitalization ratio provides an alternative indication of leverage for a company whose assets are primarily income-producing real estate and should be evaluated along with the debt service coverage and underlying components of Gables' indebtedness.

Gables currently has a policy of incurring debt only if upon such incurrence the ratio of debt to total market capitalization would be 60% or less. The Company's Amended and Restated Declaration of Trust and Second Amended and Restated Bylaws do not, however, limit the amount or percentage of indebtedness that Gables may incur. In addition, Gables may from time to time modify its debt policy in light of current economic conditions, relative costs of debt and equity capital, market values of its Communities, general conditions in the market for debt and equity securities, fluctuations in the market price of Common Shares, growth opportunities and other factors. Accordingly, Gables may increase or decrease its debt to total market capitalization ratio beyond the limits described above. To the extent that the Board decides to obtain additional capital, Gables may raise such capital through additional equity offerings (including offerings of senior securities), debt financings or retention of Funds from Operations (subject to satisfying provisions in the Code, requiring minimum distributions of net income in order to maintain tax status as a REIT), or a combination of these methods. Gables presently anticipates that any additional borrowings would be made through the Operating Partnership, although the Company might incur indebtedness, the proceeds of which would be reloaned to the Operating Partnership. Borrowings may be unsecured or may be secured by any or all of the assets of the Company, the Operating Partnership or any existing or new property owning partnership and may have full or limited recourse to all or any portion of the assets of the Company, the Operating Partnership or any existing or new property owning partnership. Indebtedness incurred by Gables may be in the form of bank borrowings, tax-exempt bonds, purchase money obligations to sellers of apartment communities or other properties, publicly or privately placed debt instruments or financing from institutional investors or other lenders. The proceeds from any borrowings by Gables may be used for working capital, to refinance existing indebtedness and to finance acquisitions, expansions or development of new communities and other properties, and for the payment of distributions. Gables has not established any limit on the number or amount of mortgages that may be placed on any single property or on its portfolio as a whole.

Gables currently has a senior unsecured debt rating of BBB from Standard and Poor's and Baa2 from Moody's Investors Service. The Company's Series A Preferred Shares currently have a rating of BBB- from Standard and Poor's and baa3 from Moody's Investors Service. Gables intends to adhere to financing policies that will allow it to maintain these investment grade credit ratings.

CONFLICT OF INTEREST POLICIES. As part of their employment agreements, each of Messrs. Bromley, Rippel, Clark, Banks and Wheeler is bound by a non-competition covenant with the Company. These non-competition covenants provide that during the term of employment, and for a period of one year following termination of employment under certain circumstances, each individual is prohibited from, directly or indirectly, competing with the Company with respect to any multifamily apartment residential real estate property development, construction, acquisition or management activities then undertaken or being considered by the Company. These employment agreements also contain certain non-solicitation covenants, whereby each individual subject to such an agreement is prohibited, during the term of employment and for a period of one year thereafter, from, directly or indirectly (i) soliciting or inducing any present or future employee of the Company to accept employment with such individual or any person or entity associated with such individual, (ii) employing, or causing any person or entity associated with such individual to employ, any present or future employee of the Company without providing the Company with prior written notice of such proposed employment or (iii) either for himself or for any other person or entity, competing for or soliciting the third party owners with whom the Company has an existing property management agreement. The employment agreements with Mssrs. Bromley, Rippel, Clark and Banks terminate on January 1,

2000 but are automatically extended for additional one-year periods unless notice is given by the Company or the employee, three months prior to the agreement's expiration, that the agreement will not be renewed. The employment agreement with Mr. Wheeler terminates on September 30, 1999, but also provides for automatic one-year extensions subject to notice of non-renewal. See "Recent Developments" below.

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

Recent Developments
-------------------

On March 4, 1999, Gables sold an apartment community located in Atlanta comprising 213 apartment homes for $19.3 million.

On March 18, 1999, Gables announced the resignation of John Rippel as President and Chief Operating Officer effective in May, 1999. Marc Bromley, Chief Executive Officer, will oversee property operations until the position is filled.

On March 22, 1999, the Company announced a common share repurchase program pursuant to which the Company is authorized to purchase up to $50 million of its outstanding Common Shares. The Company plans to repurchase shares from time to time in open market and privately negotiated transactions, depending on market prices and other conditions using proceeds from sales of selected assets.

On March 26, 1999, Gables entered into a joint venture agreement with an affiliate of J.P. Morgan Investment, Inc. ("J.P. Morgan"). The business purpose of the venture is to develop, own and operate seven multifamily apartment communities located in four of Gables' nine markets, which are expected to comprise 2,181 apartment homes. As of December 31, 1998, Gables (i) had commenced construction of four of the communities, (ii) owned the land for the future development of two of the communities and (iii) owned the acquisition right for the land for the future development of one of the communities. The capital budget for the development of the seven communities is approximately $213 million and is anticipated to be funded with 50% debt and 50% equity. The equity component will be funded 80% by J.P. Morgan and 20% by Gables. Gables' portion of the equity will be funded through a contribution of cash and property. Gables will serve as the managing member of the venture and will have responsibility for all day-to-day operating issues. Gables will also serve as the general contractor during construction and as the property manager.

ITEM 2. PROPERTIES

As of December 31, 1998, Gables owned or had an interest in 86 Current Communities, consisting of 25,288 apartment homes, and owned five Development Communities, consisting of 1,613 apartment homes. The Communities, comprising a total of 26,901 apartment homes, are located in Texas, Georgia, Florida and Tennessee. The following table shows the locations of the Communities and the number of apartment homes in each metropolitan area:

                       Number of Communities        Number of Apartment Homes      Percent of
                    --------------------------    ----------------------------     Total Apt.
Location           Current  Development Total     Current  Development   Total       Homes
--------           -------  ----------- -----     -------  -----------   -----       -----
Houston, TX (1),(2)   22        1         23      7,260         382         7,642    28.4%
Atlanta, GA (3),(2)   22        1         23      6,440         435         6,875    25.6%
Boca Raton, FL (2)    15        1         16      4,197         343         4,540    16.9%
Dallas, TX (2)         9        1         10      2,085         222         2,307     8.6%
Memphis, TN (4)        5       --          5      1,799          --         1,799     6.7%
Austin, TX             6       --          6      1,517          --         1,517     5.6%
Nashville, TN          4       --          4      1,166          --         1,166     4.3%
San Antonio, TX        2       --          2        544          --           544     2.0%
Orlando, FL            1        1          2        280         231           511     1.9%
                    ----     ----       ----     ------      ------        ------    -----
       Total          86        5         91     25,288       1,613        26,901    100.0%
                    ====     ====       ====     ======      ======        ======    =====

(1) Includes a Current Community comprising 318 apartment homes in which Gables has a 25% general partner interest.

(2) These locations include Development Communities, consisting of an aggregate 1,382 apartment homes that were contributed into the joint venture with J.P. Morgan in March, 1999. See "Recent Developments" in Item 1.

(3) Includes a Current Community comprising 213 apartment homes that was sold in March, 1999. See "Recent Developments" in Item 1.

(4) Includes a Current Community comprising 345 apartment homes in which Gables has a 25% general partner interest.

CURRENT  COMMUNITIES.  Gables  developed 41 Current  Communities  (consisting of
11,531 apartment homes), and acquired 45 Current Communities (consisting of 13,757 apartment homes). All of the Current Communities are managed and operated by the Company. The Current Communities typically are two and three story garden apartments, townhomes and higher-density apartments. As of December 31, 1998, the Current Communities had an average scheduled monthly rental rate per apartment home of approximately $863 and, with the exception of two Current Communities in the final lease-up phase, had a physical occupancy rate of 94%. The average age of the Current Communities is approximately eight years. Most of the Communities offer many attractive features designed to enhance their market appeal, such as vaulted ceilings, fireplaces, dishwashers, disposals, washer/dryer connections, ice-makers, patios and decks. Recreational facilities include swimming pools, fitness facilities, playgrounds, picnic areas and tennis and racquetball courts. In many Communities, Gables makes amenities and services available to residents, such as aerobic classes, resident social events, dry cleaning pick up and delivery, and the use of fax, computer and copy equipment. In-depth market research, including periodic focus groups with residents and feedback from on-site management personnel, is used to refine and enhance management services and community design.

DEVELOPMENT COMMUNITIES. The Development Communities have been designed to generally resemble the Current Communities developed by Gables and to offer similar amenities. The Development Communities and the recently completed Current Communities reflect Gables' continuing research of consumer preferences for upscale multifamily rental housing and incorporate and emphasize garage parking, increased privacy, high quality interiors and private telephone and television systems. Certain information regarding Gables' Development Communities at December 31, 1998 is presented below:


                                                                                     Actual or Estimated Quarter of
                        Number of     Total       Percent at December 31, 1998     ---------------------------------
                        Apartment    Budgeted     ----------------------------   Const.    Initial     Const.  Stabilized
      Community           Homes        Cost     Complete    Leased   Occupied    Start    Occupancy     End    Occupancy
      ---------          -------     -------    --------    ------   --------    -----    ---------   -------  ---------
                                    (millions)                                                                    (1)
WHOLLY-OWNED DEVELOPMENT
   COMMUNITY:
Orlando, FL
-----------
Gables Celebration           231           $27         84%       75%        52%     3Q '97    2Q '98     2Q '99    2Q '99
                            ----           ---
CO-INVESTMENT DEVELOPMENT
COMMUNITIES (2):
Atlanta, GA
-----------
Gables Metropolitan I        435           $49 (3)     16%      ---        ---      2Q '98    3Q '99     3Q '00    4Q '00

Houston, TX
-----------
Gables Raveneaux             382            28 (3)     13%      ---        ---      3Q '98    2Q '99     2Q '00    3Q '00

Dallas,  TX
-----------
Gables San Raphael           222            17 (3)     39%      ---        ---      3Q '98    2Q '99     4Q '99    1Q '00

Boca Raton, FL
--------------
Gables San Michelle II       343            40 (3)      9%      ---        ---      3Q '98    2Q '99     3Q '00    4Q '00
                           -----          ----
     Totals                1,382          $134 (3)
                           =====          ====
     Grand Totals          1,613          $161
                           =====          ====

(1) Stabilized occupancy is defined as the earlier to occur of (i) 93% occupancy or (ii) one year after completion of construction.

(2) These communities were contributed into the joint venture with J.P. Morgan in March, 1999. See "Recent Developments" in Item 1.

(3) Under the terms of the joint venture agreement with J.P. Morgan, Gables is required to fund 10% of the total budgeted costs for these communities. See "Recent Developments" in Item 1.

UNDEVELOPED SITES. As of December 31, 1998, Gables owned seventeen Undeveloped Sites and intends to develop multifamily communities at those sites in the future:

                                          Metropolitan       Estimated Number
Undeveloped Sites                             Area          of Apartment Homes
-----------------                       ----------------    ------------------
Gables at Sugarloaf II                    Atlanta,  GA                  300
Gables at Sugarloaf III                   Atlanta,  GA                  300
Gables Metropolitan II                    Atlanta,  GA                  200
Gables Plaza                              Atlanta,  GA                  100
Gables Green Oaks II                      Dallas, TX                    200
Gables State Thomas I                     Dallas,  TX                   290  (1)
Gables State Thomas II                    Dallas,  TX                   123
Gables State Thomas III                   Dallas,  TX                   300
Gables State Thomas IV                    Dallas,  TX                   300
Gables at Little Lake Bryan II/III        Orlando,  FL                  448
Gables Celebration II                     Orlando,  FL                  315
Gables Meyer Park II                      Houston,  TX                  296
Gables New Territory II                   Houston,  TX                  248
Gables White Oak                          Houston,  TX                  186
Gables Colonnade II                       San Antonio, TX               150
Gables Palma Vista                        Boca Raton, FL                189  (1)
Gables Quail Ridge II                     Memphis,  TN                  148
                                                                      -----
     Total                                                            4,093
                                                                      =====

(1) Represents an Undeveloped Site that was contributed into the joint venture with J.P. Morgan in March, 1999. See "Recent Developments" in Item 1.

There can be no assurance of when or if the Undeveloped Sites will be developed.

DEVELOPMENT RIGHTS. As of December 31, 1998, Gables had five Development Rights which are located in three cities:

                                          Metropolitan        Estimated Number
   Development  Right                        Area            of Apartment Homes
   ------------------                   ---------------     --------------------
   Gables at Grand Isle                     Boca Raton, FL           320 (1)
   Gables Crestwood                         Boca Raton, FL           290
   Gables Stuart                            Boca Raton, FL           220
   Gables at First Street                   Austin, TX               400
   Gables at Little Lake Bryan IV           Orlando, FL              340 (2)
                                                                   -----
          Total                                                    1,570
                                                                   =====

(1) Represents a Development Right that was contributed into the joint venture with J.P. Morgan in March, 1999. See "Recent Developments" in Item 1.

(2)  Gables has this land parcel under option.

There can be no assurance of when or if the Development Rights will be exercised.

The projections contained in the tables above under the captions "Development Communities," "Undeveloped Sites" and "Development Rights" are forward-looking statements. These forward-looking statements involve risks and uncertainties and actual results may differ materially from those projected in the forward-looking statements. Risks associated with Gables' development, construction and land acquisition activities, which could impact the forward-looking statements made, include: development and acquisition opportunities may be abandoned; construction costs of a community may exceed original estimates, possibly making the community uneconomical; and construction and lease-up may not be completed on schedule, resulting in increased debt service and construction costs.
Development of the Undeveloped Sites and the Development Rights is subject to permits and other governmental approvals, as well as ongoing business review by Gables of the underlying real estate fundamentals and the impact on its capital structure. There can be no assurance that Gables will decide or be able to develop the Undeveloped Sites, to complete development of all or any of the communities subject to the Development Rights, or to complete the number of apartment homes shown above.

              CURRENT COMMUNITY FEATURES AS OF DECEMBER 31, 1998
               --------------------------------------------------

                                                                                                                     Scheduled Rent
                                   Number of   Approximate               Year                  Average               @ 12/31/98 Per
                                   Apartment    Rentable     Total    Constructed/   Year     Unit Size   Occupancy  ---------------
   Community Name (1)                Homes      Sq. Ft. (2)  Acreage   Renovated   Acquired   (Sq. Ft.)  @ 12/31/98  Unit    Sq. Ft.
   ------------------                -----     -----------   -------   ---------   --------   ---------   ---------- ----    -------
HOUSTON, TX
Austin Colony (3) ...........         237      231,621        11.0        1984        1998       977         98%    $880      $0.90
Baybrook Village ............         776      620,428        26.4        1981        1990       800         96%     584       0.73
Gables Bradford Place .......         372      320,322        13.3        1991          --       861         95%     757       0.88
Gables Bradford Pointe (3)...         360      276,417        13.5        1990          --       768         94%     660       0.86
Gables Champions ............         404      367,588        29.7        1995        1997       910         87%     824       0.91
Gables CityPlaza ............         246      217,374         7.5        1995          --       884         95%     913       1.03
Gables Cityscape (3).........         252      214,824         6.8        1991          --       852         94%     937       1.10
Gables CityWalk/Waterford Sq (3)      317      255,823         8.7     1990/85     --/1992       807         96%     920       1.14
Gables Edgewater ............         292      257,339        12.2        1990          --       881         90%     837       0.95
Gables Meyer Park ...........         345      297,054        11.0        1993          --       861         93%     889       1.03
Gables New Territory ........         256      233,652        15.0        1998          --       913         -- (4)  868       0.95
Gables of First Colony ......         324      321,848        13.3        1996        1997       993         91%     933       0.94
Gables Piney Point (3).......         246      227,880         7.5        1994          --       926         92%     965       1.04
Gables Pin Oak Green ........         582      593,478        14.4        1990        1996     1,020         91%     984       0.96
Gables Pin Oak Park .........         477      486,308        11.9        1992        1996     1,020         91%   1,010       0.99
Gables River Oaks ...........         228      277,908         5.7        1993        1996     1,219         95%   1,404       1.15
Lions Head(3)................         277      233,796        10.3        1983        1998       844         86%     757       0.90
Metropolitan Uptown (5)......         318      290,141         8.9        1995          --       912         92%   1,032       1.13
Rivercrest I (3).............         140      118,020         5.1        1982        1987       843         91%     744       0.88
Rivercrest II (3)............         140      118,020         5.0        1983        1998       843         86%     742       0.88
Westhollow Park .............         412      370,640        18.3     1978-79        1990       900         92%     668       0.74
Windmill Landing (3).........         259      224,689         9.8        1984        1998       868         94%     699       0.81
                                  -------    ---------       -----                             -----       ----    -----     ------
Totals/ Weighted Averages .         7,260    6,555,170       265.3                               903         93%    $848      $0.94
                                  =======    =========       =====                             =====       ====    =====     ======
ATLANTA, GA
Briarcliff Gables ...........         104      128,976         5.2        1995          --     1,240         99%  $1,081      $0.87
Buckhead Gables .............         162      122,548         3.5        1994(6)     1994       756         98%     817       1.08
Dunwoody Gables(3)...........         311      290,396        10.4        1995          --       934         98%     834       0.89
Gables at Sugarloaf .........         386      424,166        29.7        1998          --     1,099          --(4)  845       0.77
Gables Cinnamon Ridge .......         200      192,016        14.5        1980        1994       960         98%     685       0.71
Gables Cityscape ............         192      159,360         5.5        1989        1994       830         97%     833       1.00
Gables Heights (7)...........         213      265,721        17.4     1984/85        1998     1,248         88%   1,254       1.00
Gables Mill .................         438      406,676        36.1        1988        1997       928         97%     826       0.89
Gables Northcliff (3)........          82      127,990        12.7        1978        1997     1,561         99%   1,153       0.74
Gables Over Peachtree .......         263      239,814 (8)     1.4        1996(6)     1995       912         96%   1,039       1.14
Gables Vinings ..............         315      336,735        15.2        1997          --     1,069         97%     929       0.87
Gables Walk .................         310      367,226        19.7     1996-97        1997     1,185         91%   1,018       0.86
Gables Wood Arbor (3)........         140      127,540         9.9        1987          --       911         95%     699       0.77
Gables Wood Crossing (3).....         268      257,012        22.3     1985-86          --       959         97%     735       0.77
Gables Wood Glen (3).........         380      377,340        23.8        1983          --       993         88%     687       0.69
Gables Wood Knoll (3)........         312      311,064        19.6        1984          --       997         94%     718       0.72
Lakes at Indian Creek (3)....         603      552,384        49.8     1969-72        1993       916         95%     602       0.66
Rock Springs Estates ........         295      298,302        28.7     1945-92        1997     1,011         95%     934       0.92
Roswell Gables I ............         384      417,288        28.3        1995          --     1,087         94%     875       0.81
Roswell Gables II ...........         284      334,268        28.3        1997          --     1,177         94%     875       0.74
Spalding Gables (3)..........         252      249,333        11.2        1995          --       989         98%     867       0.88
Wildwood Gables (3)..........         546      619,710        37.9     1992-93(6)     1991     1,135         97%     863       0.76
                                   ------    ---------      ------                           -------       ----    -----     ------
Totals/ Weighted Averages .         6,440    6,605,865       431.1                             1,026         95%   $ 842      $0.82
                                   ======    =========      ======                           =======       ====    =====     ======
BOCA RATON, FL
Boca Place (3)...............         180      175,812         9.4        1984        1998       977         94%   $ 855      $0.87
Cotton Bay (3)...............         444      436,460        37.6        1986        1998       983         95%     696       0.71
Hampton Lakes (3)............         300      319,396        11.0        1986        1998     1,065         87%     756       0.71
Hampton Place ...............         368      352,528        14.1        1985        1998       958         92%     721       0.75
Kings Colony (3).............         480      426,590        18.8        1986        1998       889         96%     751       0.85
Mahogany Bay (3).............         328      330,928        25.4        1986        1998     1,009         95%     746       0.74
Mizner on the Green .........         246      311,176         8.9        1996        1998     1,265         91%   1,564       1.24
San Michele .................         249      332,683        32.4        1998        1998     1,336         96%   1,395       1.04
San Remo ....................         180      329,978        11.8        1995        1998     1,833         90%   1,239       0.68
Town Colony (3)..............         172      147,724        10.0        1985        1998       859         97%     822       0.96
Vinings at Boynton Beach I...         252      302,148        18.0        1996        1998     1,199         95%     842       0.70
Vinings at Boynton Beach II           296      357,653        15.9        1997        1998     1,208         93%     895       0.74
Vinings at Hampton Village(3)         168      202,752         8.6        1988        1998     1,207         92%     802       0.66
Vinings at Town Place ....(3)         312      260,192        13.0        1987        1998       834         94%     822       0.99
Vinings at Wellington .....           222      297,138        12.7        1998        1998     1,338         94%     991       0.74
                                   ------    ---------       -----                            ------      -----    -----     ------
Totals/ Weighted Averages           4,197    4,583,158       247.6                             1,092         93%   $ 892      $0.82
                                   ======    =========       =====                            ======      =====    =====     ======

               CURRENT COMMUNITY FEATURES AS OF DECEMBER 31, 1998
               --------------------------------------------------

                                                                                                                      Scheduled Rent
                                   Number of   Approximate               Year                  Average               @ 12/31/98 Per
                                   Apartment    Rentable     Total    Constructed/   Year     Unit Size   Occupancy  ---------------
   Community Name (1)                Homes      Sq. Ft. (2)  Acreage   Renovated   Acquired   (Sq. Ft.)  @ 12/31/98   Unit   Sq. Ft.
   ------------------                -----     -----------   -------   ---------   --------   ---------   ----------  ----   -------
DALLAS, TX
Arborstone ................           536      383,360        24.5        1985        1993       715         96%  $  501      $0.70
Gables at Pearl Street ....           108      117,688         3.6        1995          --     1,090         96%   1,432       1.31
Gables CityPlace ..........           232      244,056         7.1        1995        1997     1,052         94%   1,439       1.37
Gables Green Oaks I .......           300      286,740        12.8        1996          --       956         89%     836       0.87
Gables Mirabella ..........           126      114,902         1.4        1996        1997       912         99%   1,266       1.39
Gables Preston ............           126      138,107        10.6        1995          --     1,096         90%   1,074       0.98
Gables Spring Park ........           188      198,178        12.3        1996          --     1,054         93%     953       0.90
Gables Turtle Creek .......           150      150,930         3.1        1995        1996     1,006         77%   1,326       1.32
Gables Valley Ranch(3).....           319      325,534        14.8        1994          --     1,020         94%     943       0.92
                                   ------   ----------     -------                            ------       ----   ------     ------
Totals/ Weighted Averages           2,085    1,959,495        90.2                               940         93%   $ 950      $1.01
                                   ======   ==========     =======                            ======       ====   ======     ======

MEMPHIS, TN
Arbors of Harbortown (5)...           345      341,258        15.0        1991          --       989         91%    $847      $0.86
Gables Cordova (3).........           464      434,461        32.2        1986          --       936         92%     704       0.75
Gables Germantown .........           252      293,012        30.5        1997          --     1,163         90%     935       0.80
Gables Quail Ridge ........           238      283,848        20.3        1997          --     1,193         94%     917       0.77
Gables Stonebridge (3).....           500      439,646        34.0     1993-96        1996       879         93%     695       0.79
                                   ------   ----------    --------                            ------       ----     ----     ------
Totals/ Weighted Averages           1,799    1,792,225       132.0                               996         92%    $789      $0.79
                                   ======   ==========    ========                            ======       ====     ====     ======
NASHVILLE, TN
Brentwood Gables ..........           254      287,594        14.5        1996         --      1,132         93%    $893      $0.79
Gables Hendersonville (3)..           364      342,982        21.0        1991         --        942         92%     670       0.71
Gables Hickory Hollow I (3)           272      247,322        19.0        1988         --        909         94%     639       0.70
Gables Hickory Hollow II (3)          276      259,704        18.0        1987         --        941         94%     639       0.68
                                   ------   ----------    --------                             -----       ----    -----     ------
Totals/ Weighted Averages           1,166    1,137,602        72.5                               976         93%    $704      $0.72
                                   ======   ==========    ========                             =====       ====    =====     ======
AUSTIN, TX
Gables at the Terrace .....           308      292,292        18.6        1998       1998        949         94%  $1,043      $1.10
Gables Bluffstone .........           256      251,904        32.7        1998         --        984         95%   1,057       1.07
Gables Central Park .......           273      257,043         6.9        1997         --        942         94%   1,173       1.25
Gables Great Hills ........           276      228,930        23.7        1993         --        829         96%     816       0.98
Gables Park Mesa ..........           148      161,540        24.3        1992       1997      1,091         95%   1,115       1.02
Gables Town Lake ..........           256      239,264        12.0        1996         --        935         98%   1,195       1.28
                                   ------   ----------    --------                             -----       ----   ------     ------
Totals/ Weighted Averages           1,517    1,430,973       118.2                               943         95%  $1,060      $1.12
                                   ======   ==========    ========                             =====       =====  ======     ======
SAN ANTONIO, TX
Gables Colonnade I ........           312      284,196        12.0        1995         --        911         91%    $801      $0.88
Gables Wall Street ........           232      220,180        16.2        1996         --        949         90%     810       0.85
                                   ------   ----------    --------                             -----       ----    -----     ------
Totals/ Weighted Averages             544      504,376        28.2                               927         91%    $804      $0.87
                                   ======   ==========    ========                             =====       ====    =====     ======
ORLANDO, FL
Commons at Lake Bryan I ...           280      289,436        16.5        1998         --      1,034        100%     (9)        (9)
                                   ======   ==========    ========                             =====       ====    =====     ======

Grand Totals/Weighted Averages ... 25,288   24,858,300     1,401.6                               983         94%    $863      $0.88
                                   ======   ==========    ========                             =====       ====    =====     ======

(1) Except as noted in footnote (5) hereof, Gables holds fee simple title to each of the communities. Except as noted in footnote (3) and (5) hereof, the communities are unencumbered.

(2) In the Atlanta and Tennessee markets, rentable area is measured including any patio or balcony. In the Texas markets, rentable area is measured using only the heated area. In the Florida markets, rentable area is measured using only the air conditioned area.

(3) The denoted communities secure indebtedness totaling $366.3 million as of December 31, 1998.

(4) These communities are in the lease-up stage and as of December 31, 1998 occupancy was as follows: Gables New Territory: 76% and Gables at
     Sugarloaf: 69%

(5) Gables holds an indirect 25% general partner interest in these communities. These communities secure indebtedness totaling $34.2 million at December 31, 1998.

(6)  Year renovated;  these communities were originally  constructed as follows:
     Buckhead  Gables:  1964;  Gables Over  Peachtree:  1969-1970;  and Wildwood
     Gables: 1972.

(7)  This community was sold in March,  1999. See "Recent  Developments" in Item
     1.

(8) This rentable area is exclusive of approximately 18,000 square feet of rentable commercial space.

(9) This community is leased to a single user group pursuant to a triple net master lease. Accordingly, scheduled rent data is not reflected as it is not comparable to the rest of Gables' portfolio.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

There is no established public trading market for the Units. As of March 18, 1999, there were 90 holders of record of Units.

The following table sets forth the quarterly distributions per Unit to holders of its Units for the period indicated.


                                                     Distribution
Quarter Ended                                          Declared
-------------                                        ------------

March 31, 1997                                         $0.49
June 30, 1997                                           0.49
September 30, 1997                                      0.50
December 31, 1997                                       0.50
March 31, 1998                                          0.50
June 30, 1998                                           0.50
September 30, 1998                                      0.51
December 31, 1998                                       0.51
March 31, 1999                                          0.51


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

On November 12, 1998, the Operating Partnership issued 2,000,000 of its Series B Preferred Units (the "Series B Units") to an institutional investor at a gross price of $25.00 per unit, resulting in net proceeds to the Operating Partnership of approximately $48.7 million. The Series B Units are exchangeable into the Company's 8.625% Series B Cumulative Redeemable Preferred Shares on a one-for-one basis. The exchange right is exercisable, in whole but not in part, at the option of holders of 51% of the Series B Units (i) at any time on or after November 15, 2008, (ii) at any time if full quarterly distributions shall not have been made for six quarters, whether or not consecutive, or (iii) upon the occurrence of certain specified events related to the treatment of the

Series B Units for Federal income tax purposes. The Series B Units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act, and the rules and regulations promulgated thereunder.

On December 9, 1998, the Operating Partnership issued 18,482 Units (valued at approximately $0.5 million at the time of issuance) in connection with the April, 1998 acquisition of four apartment communities comprising 913 apartment homes located in Houston. Such Units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act, and the rules and regulations promulgated thereunder.

Each time the Company issues shares of beneficial interest, it contributes the proceeds of such issuance to the Operating Partnership in return for a like number of units with rights and preferences analogous to the shares issued. During the period commencing on October 1, 1998 and ending on December 31, 1998, in connection with issuances of common shares by the Company during that time period, the Operating Partnership issued an aggregate 129,881 Units to the Company. Such Units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.

ITEM 6. SELECTED FINANCIAL AND OPERATING INFORMATION

The following table sets forth selected financial and operating information on a historical basis for the Operating Partnership and on a combined historical and pro forma basis for the Operating Partnership's predecessors as applicable. The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere herein. The consolidated operating information of the Operating Partnership for the years ended December 31, 1998, 1997 and 1996 have been derived from the financial statements audited by Arthur Andersen LLP, independent public accountants, whose report with respect thereto is included elsewhere herein. The consolidated operating information of the Operating Partnership for the year ended December 31, 1995 and for the period from January 26, 1994 to December 31, 1994 and the combined operating information of the Operating Partnership's predecessors for the period from January 1, 1994 to January 25, 1994 has been derived from audited financial statements not included in such report.

The unaudited selected pro forma financial operating information is presented as if the IPO and the various related formation transactions occurred as of the beginning of the period presented. The pro forma financial information is not necessarily indicative of what the actual financial position and results of operations of the Operating Partnership would have been as of the date or for the period indicated, nor does it purport to represent the Operating Partnership's future financial position and results of operations.

                  SELECTED FINANCIAL AND OPERATING INFORMATION


                                                            Gables Realty Limited Partnership and its Predecessors
                                                       ------------------------------------------------------------------
                                                                       Historical
                                                       ---------------------------------------    Pro Forma    Historical
                                                        1998         1997      1996      1995      1994 (1)      1994 (2)
                                                       ------       ------    ------    ------    ---------    -----------
                                                                                                 (Unaudited)
                                                             (in thousands, except property and per Unit information)
OPERATING INFORMATION:
Rental revenues ....................................   $199,292   $132,371   $104,543   $72,703    $57,291      $57,201
Other property revenues ............................      9,988      6,322      4,928     3,268      2,228        2,225
                                                       --------  ---------   --------  --------   --------     --------
     Total property revenues .......................    209,280    138,693    109,471    75,971     59,519       59,426
Other revenues .....................................      7,344      4,745      6,710     5,789      7,350        7,396
                                                       --------  ---------   --------  --------   --------     --------
     Total revenues ................................    216,624    143,438    116,181    81,760     66,869       66,822
                                                       --------  ---------   --------  --------   --------     --------

Property operating and maintenance expenses
  (exclusive of items shown separately below) ......     70,502     47,592     38,693    28,228     22,868       22,847
Depreciation and amortization ......................     40,650     25,194     18,892    12,669      9,974        9,906
Property management expenses (owned and third party)      7,977      5,696      5,617     5,348      5,603        5,774
General and administrative expenses ................      6,242      3,248      3,045     2,869      1,779        1,742
Interest expense and credit enhancement fees .......     39,974     25,313     21,688    13,798      9,584       10,084
Amortization of deferred financing costs ...........        984        992      1,348       932      1,057        1,127
                                                       --------  ---------   --------  --------   --------     --------
     Total expenses ................................    166,329    108,035     89,283    63,844     50,865       51,480
                                                       --------  ---------   --------  --------   --------     --------

Equity in income of joint ventures .................        359        320        280        64        270          270
Interest income ....................................        417        371        363       389        268          268
Loss on treasury locks .............................     (5,637)    (1,178)         0         0          0            0
                                                       --------  ---------   --------  --------   --------     --------

Income before gain on sale of real estate assets ...     45,434     34,916     27,541    18,369     16,542       15,880
Gain on sale of real estate assets .................          0      5,349          0         0          0            0
                                                       --------  ---------   --------  --------   --------     --------
Income before extraordinary loss ...................     45,434     40,265     27,541    18,369     16,542       15,880
Extraordinary loss .................................          0       (712)      (631)     (955)      (148)        (148)
                                                       --------  ---------   --------  --------   --------     --------
Net income .........................................     45,434     39,553     26,910    17,414     16,394       15,732
Dividends to preferred unitholders .................    (10,252)    (4,163)         0         0          0            0
                                                       --------  ---------   --------  --------   --------     --------

Net income available to common unitholders .........    $35,182    $35,390    $26,910   $17,414    $16,394      $15,732
                                                       ========  =========   ========  ========   ========     ========
Weighted average Units outstanding - basic .........     30,212     23,441     20,194    14,644     13,435       13,442
Weighted average Units outstanding - diluted .......     30,340     23,591     20,283    14,660     13,452       13,459

PER COMMON UNIT INFORMATION:
Income before extraordinary loss - basic ...........    $  1.16     $ 1.54    $  1.36     $1.25    $  1.23     $   1.19
Net income - basic .................................       1.16       1.51       1.33      1.19       1.22         1.18
Income before extraordinary loss - diluted .........       1.16       1.53       1.35      1.25       1.23         1.19
Net income - diluted ...............................       1.16       1.50       1.32      1.18       1.22         1.18
Distributions paid (3)..............................       2.02       2.47       1.93      1.83        N/A        1.225
Distributions declared (3)..........................       2.02       1.98       1.94      1.86        N/A        1.675

OTHER INFORMATION:
Cash flows provided by operating activities ........    $90,147    $69,519    $51,629   $29,088    $28,868      $28,868
Cash flows used in investing activities ............   (358,855)  (228,969)  (213,596) (148,234)  (150,534)    (150,534)
Cash flows provided by financing activities ........    272,583    158,244    157,823   123,619    114,245      114,245
Funds from operations (4)...........................     80,989     56,866     46,238    30,927     26,313       25,561
Gross operating margin (5)..........................      66.3%      65.7%      64.7%     62.8%      61.6%        61.6%
Completed communities at year-end ..................         86         61         48        38         29           29
Apartment homes in completed communities at year-end     25,288     18,479     15,244    11,946      9,785        9,785
Average monthly revenue per apartment home (6)......    $   780     $  755     $  700     $ 620     $  574     $    574

BALANCE SHEET INFORMATION:
Real estate, before accumulated depreciation(7)..... $1,681,961  $1,056,228  $784,600  $591,233   $437,782     $437,782
Total assets (7)....................................  1,586,317     981,167   759,660   562,827    416,847      416,847
Total debt .........................................    812,788     435,362   390,321   286,259    229,305      229,305
Partners' capital and partners' capital interest ...    718,573     513,497   332,908   246,421    160,154      160,154

FUNDS FROM OPERATIONS RECONCILIATION:
Net income available to common unitholders .........    $35,182    $35,390    $26,910   $17,414    $16,394      $15,732
Extraordinary loss (8)..............................          0        712        631     1,003        148          148
Gain on sale of real estate assets .................          0     (5,349)         0         0          0            0
Loss on treasury locks (9)..........................      5,637      1,178          0         0          0            0
Amortization of loss on used treasury locks ........       (142)         0          0         0          0            0
Real estate depreciation (8)........................     40,312     24,935     18,697    12,510      9,771        9,681
                                                       --------  ---------   --------  --------   --------     --------
Funds from operations ..............................    $80,989    $56,866    $46,238   $30,927    $26,313      $25,561
                                                       ========  =========   ========  ========   ========     ========


             NOTES TO SELECTED FINANCIAL AND OPERATING INFORMATION (In Thousands, Except Property and Per Share Information)

(1) The pro forma information reflects adjustments to the historical information of the Operating Partnership's predecessors from January 1, 1994 to January 25, 1994 related to the IPO principally for the acquisition of certain properties and additional expenses associated with reporting as a public company, reduction of interest expense due to debt repayment and increased depreciation.

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

(3) The Operating Partnership's distributions paid and declared for the year ended December 31, 1994 include the Operating Partnership's first quarterly distribution of $0.325 per Unit for the period January 26, 1994 to March 31, 1994. These distributions were the equivalent of a $1.80 per Unit distribution for the year.

(4) Gables considers funds from operations ("FFO") to be a useful performance measure of the operating performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Gables believes that in order to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with net income as presented in the financial statements and data included elsewhere in this report. Gables computes FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO as defined by NAREIT represents net income (loss) determined in accordance with generally accepted accounting principles ("GAAP"), excluding gains or losses from sales of assets or debt restructuring, plus certain non-cash items, primarily real estate depreciation, and after adjustments for unconsolidated partnerships and joint ventures. In addition, extraordinary or unusual items, along with significant non-recurring events that materially distort the comparative measure of FFO are typically disregarded in its calculation. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, Gables' FFO is comparable to the FFO of real estate companies that use the NAREIT definition. FFO should not be considered as an alternative to net income as an indicator of Gables' operating performance or as an alternative to cash flows as a measure of liquidity. FFO does not measure whether cash flow is sufficient to fund all of Gables' cash needs including principal amortization, capital expenditures, and distributions to unitholders. Additionally, FFO does not represent cash flows from operating, investing or financing activities as defined by GAAP. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of Gables' cash needs and cash flows.

(5) Gross operating margin represents (i) total property revenues less property operating and maintenance expenses (exclusive of real estate depreciation expense) as a percentage of (ii) total property revenues.

(6) Average monthly revenue per apartment home is equal to the average monthly rental revenue collected during the period, divided by the average monthly number of apartment homes occupied during the period.

(7) In an UPREIT structure, the value attributed to Units issued to controlling, continuing investors is not reflected because such accounting is not allowed under GAAP. On a pro forma basis, the real estate assets before accumulated depreciation and total assets as of December 31, 1998 would be $1,794,455 and $1,698,811, respectively, if such value (exclusive of the effect of depreciation) was reflected.

(8)  Reflects   extraordinary  loss  and  real  estate   depreciation  for  both
     wholly-owned communities and joint ventures, as applicable.

(9) This item is disregarded in the calculation of FFO as it represents a significant non-recurring event that materially distorts the comparative measurement of Gables' performance over time. While Gables may utilize derivative financial instruments, such as rate locks, to hedge interest rate exposure by modifying the interest rate characteristics of prospective financing transactions, it believes the events and circumstances that resulted in these losses are non-recurring in nature.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (Amounts  in Thousands, Except Property and Per Unit Amounts)

Overview
--------

The Operating Partnership is the entity through which the Company, a real estate investment trust (a "REIT") focused within the multifamily industry in the Sunbelt Region of the United States, conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Gables' operating performance relies predominantly on net operating income from its apartment communities. Gables' net operating income is influenced by operating expenses and rental revenues, which are affected by the supply and demand dynamics within Gables' markets. Gables' performance is also affected by the general availability and cost of capital and by its ability to develop and to acquire additional apartment communities with returns in excess of its blended cost of equity and debt capital.

The Company's objective is to increase shareowner value by being a profitable owner and operator of Class AA/A multifamily apartment communities in the Sunbelt Region. To achieve its objective, Gables employs a number of business strategies. First, Gables adheres to a strategy of owning and operating Class AA/A apartment communities which should maintain high levels of occupancy and rental rates. Gables believes that such communities, when supplemented with high quality services and amenities, attract the affluent renter-by-choice, who is willing to pay a premium for conscientious service and high quality communities. Accordingly, Gables' communities possess innovative architectural designs and numerous amenities and services that Gables believes are desirable by its target customers. Second, Gables seeks to grow cash flow from operating communities through innovative, proactive property management that focuses on resident satisfaction and retention, increases in property rents and occupancy levels, and the control of operating expenses through improved economies of scale. Third, Gables develops and acquires high-quality apartment communities in in-fill locations and master-planned communities near major employment centers in the Sunbelt with the objective of achieving critical mass in the most desirable submarkets. Finally, due to the cyclical nature of the real estate markets, Gables has adopted an investment strategy based on strong local presence and expertise, which it believes will allow for growth through acquisition and development (as warranted by underlying market fundamentals) and will help ensure favorable initial and long-term returns. Gables believes the successful execution of these operating and investment strategies will result in operating cash flow growth.

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

Portfolio-wide occupancy levels have remained high and portfolio-wide rental rates have continued to increase during each of the last several years. Gables expects portfolio-wide rental expenses to increase at a rate slightly ahead of inflation, but less than the increase in property revenues, for the coming twelve months. In certain situations, management's evaluation of the growth prospects for a specific asset may result in a determination to dispose of the asset. In this event, management would intend to sell the asset and utilize the net proceeds from any such sale to invest in new assets which are expected to have better growth prospects, reduce indebtedness or, in certain circumstances with appropriate approval from the board of trustees, repurchase outstanding common shares. Gables maintains staffing levels sufficient to meet the existing construction, acquisition, and leasing activities. If market conditions warrant, management would anticipate adjusting staffing levels to mitigate a negative impact on results of operations.

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

This report contains forward-looking statements. Actual results or developments could differ materially from those projected in such statements as a result of the risk factors set forth in the relevant paragraphs of "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Amounts)
-----------------------------------------------------------

Recent Portfolio Acquisitions
-----------------------------

On April 1, 1998, Gables acquired the properties and operations of Trammell Crow Residential South Florida ("TCR/SF"), which consisted of fifteen multifamily apartment communities containing a total of 4,197 apartment homes, and all of TCR/SF's residential construction and development and third party management activities in South Florida (collectively, the "South Florida Acquisition"). In consideration for such properties and operations, Gables (i) paid $155.0 million in cash, (ii) assumed approximately $135.9 million of tax-exempt debt and (iii) issued approximately 2,348 Units, valued at approximately $64.9 million. The cash portion of the purchase price was funded through borrowings under Gables' unsecured credit facilities (the "Credit Facilities"). In addition, up to $12.5 million of the purchase price was deferred by Gables until January 1, 2000, at which time Gables will issue a number of Units equal in value to such deferred amount. The acquisition increased the size of Gables' portfolio under management on April 1, 1998 from approximately 28,000 to 40,000 apartment homes.

In  April,  1998,  Gables  acquired  four  multifamily   apartment   communities
comprising  a total of 913  apartment  homes  located  in  Houston,  Texas  (the
"Greystone Acquisition"). In connection with such acquisition, Gables assumed approximately $31.0 million of indebtedness, at fair value, and issued approximately 665 Units valued at $18.0 million.

Secondary Offerings and Issuances of Operating Partnership Units
----------------------------------------------------------------

SECONDARY COMMON SHARE OFFERINGS

Since the IPO, the Company has issued a total of 14,831 common shares in eight offerings generating $347,771 in net proceeds which were generally used (i) to reduce outstanding indebtedness under interim financing vehicles utilized to fund Gables' development and acquisition activities (the "Interim Financing Vehicles") and (ii) for general working capital purposes including funding of future development and acquisition activities.

PREFERRED SHARE OFFERINGS

On July 24, 1997, the Company issued 4,600 shares of 8.30% Series A Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share) (the "Series A Preferred Shares"). The net proceeds from this offering of approximately $111.0 million were used to reduce outstanding indebtedness under the Interim Financing Vehicles. The Series A Preferred Shares, which may be redeemed by the Company at $25.00 per share, plus accrued and unpaid dividends, on or after July 24, 2002, have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company.

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

ISSUANCES OF  COMMON OPERATING PARTNERSHIP UNITS

Since the IPO, Gables has issued a total of 3,917 Units in connection with the South Florida Acquisition, the Greystone Acquisition and the acquisition of operating apartment communities and a parcel of land for future development.

ISSUANCE OF PREFERRED OPERATING PARTNERSHIP UNITS

On November 12, 1998, the Operating Partnership issued 2,000 of its 8.625% Series B Preferred Units (the "Series B Preferred Units") to an institutional investor. The net proceeds from this issuance of approximately $48.7 million were used to reduce outstanding indebtedness under the Interim Financing
Vehicles. The Series B Preferred Units may be redeemed by the Company at its option after November 14, 2003 and are exchangeable by the holder into 8.625% Series B Cumulative Redeemable Preferred Shares of the Company on a one-for-one basis. This exchange right is generally not exercisable until after November 14, 2008. The Series B Preferred Units have no stated maturity, sinking fund, or mandatory redemption.

RESULTS OF OPERATIONS
---------------------

COMPARISON OF OPERATING RESULTS OF GABLES FOR THE YEAR ENDED DECEMBER 31, 1998 (THE "1998 PERIOD") TO THE YEAR ENDED DECEMBER 31, 1997 (THE "1997 PERIOD").

Gables' net income is generated primarily from the operation of its apartment communities. For purposes of evaluating comparative operating performance, Gables categorizes its operating communities based on the period each community reaches stabilized occupancy. A community is considered by Gables to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 93% physical occupancy or (ii) one year after completion of construction. The operating performance for all of Gables' apartment communities combined for the years ended December 31, 1998 and 1997 is summarized as follows:

                                                                                     Years Ended December 31,
                                                                         ------------ ----------- ----------- -----------
                                                                                                       $            %
                                                                             1998         1997       Change      Change
                                                                          ------------ ----------- ----------- -----------
RENTAL AND OTHER REVENUE:
Same store communities (1)                                                   $119,156    $114,400      $4,756        4.2%
Communities stabilized during the 1998 Period, but not during the
    1997 Period (2)                                                            19,700      15,108       4,592       30.4%
Development and lease-up communities (3)                                        9,827       1,586       8,241      519.6%
Acquired communities (4)                                                       60,597       7,421      53,176      716.6%
Sold communities (5)                                                                0         178        (178)    -100.0%
                                                                          ------------ ----------- ----------- -----------
Total property revenues                                                      $209,280    $138,693     $70,587       50.9%
                                                                          ------------ ----------- ----------- -----------

PROPERTY OPERATING AND MAINTENANCE EXPENSE (EXCLUSIVE OF REAL ESTATE
DEPRECIATION AND AMORTIZATION):
Same store communities (1)                                                    $40,820     $39,727      $1,093        2.8%
Communities stabilized during the 1998 Period, but not during the
   1997 Period (2)                                                              6,539       5,035       1,504       29.9%
Development and lease-up communities (3)                                        2,220         427       1,793      419.9%
Acquired communities (4)                                                       20,923       2,288      18,635      814.5%
Sold communities (5)                                                                0         115        (115)    -100.0%
                                                                           ------------ ----------- ------------ ----------
Total specified expenses                                                      $70,502     $47,592     $22,910       48.1%
                                                                          ------------ ----------- ----------- -----------

Revenues in excess of specified expenses                                     $138,778     $91,101     $47,677       52.3%
                                                                          ------------ ----------- ----------- -----------
Revenues in excess of specified expenses as a percentage of total
     property revenues                                                          66.3%       65.7%         ---        0.6%
                                                                          ------------ ----------- ----------- -----------

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


MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Amounts)
-----------------------------------------------------------

Total property revenues increased $70,587, or 50.9%, from $138,693 to $209,280 due primarily to increases in the number of apartment homes resulting from the acquisition and development of additional communities and to increases in rental rates on communities stabilized throughout both periods ("same store"). Below is additional information regarding the increases in total property revenues for three of the five community categories presented in the preceding table:

Same store communities:

                                                                        Percent
                                                         Increase      Increase
                                                        (Decrease)    (Decrease)                    Increase
                            Number of                    in Total      in Total      Occupancy     (Decrease)
              Number of     Apartment      Percent        Property     Property      During the        in
  Market     Communities      Homes        of Total      Revenues      Revenues     1998 Period    Occupancy
  ------     -----------      -----        --------      --------      --------     -----------    ---------
Houston           14           5,045         37.7%        $2,741          6.3%          94.8%         0.3%
Atlanta           12           3,470         25.9%           708          2.5%          95.8%         0.9%
Dallas             7           1,659         12.4%           942          5.9%          94.0%        -0.3%
Nashville          4           1,166          8.7%          -178         -1.9%          94.5%        -1.5%
Memphis            2             964          7.2%           231          3.4%          94.9%         0.7%
San Antonio        2             544          4.1%           111          2.4%          92.4%        -0.5%
Austin             2             532          4.0%           201          3.7%          94.0%        -0.2%
               -----          ------        -----         ------        -----          -----        -----
                  43          13,380        100.0%        $4,756          4.2%          94.8%         0.2%
               =====          ======        =====         ======        =====          =====        =====

Communities stabilized during the 1998 Period but not during the 1997 Period:

                                                          Increase
                                Number of                 in Total    Occupancy
                 Number of      Apartment     Percent     Property    During the
Market          Communities       Homes       Of Total    Revenues   1998 Period
------          -----------       -----       --------    --------   -----------

Atlanta                 4         1,246         61.2%     $4,024         95.0%
Memphis                 2           490         24.1%        509         94.1%
Dallas                  1           300         14.7%         59         91.2%
                    -----        ------      -------      ------      -------
                        7         2,036        100.0%     $4,592         94.2%
                    =====        ======      =======      ======      =======

Development and lease-up communities:

                                                           Increase
                                 Number of                 In Total   Occupancy
                 Number of       Apartment     Percent     Property   During the
Market          Communities       Homes       Of Total     Revenues  1998 Period
------          -----------      -----       --------     --------  -----------

Austin                2            529          31.5%      $3,569         76.3%
Orlando               2            511          30.4%       2,521         48.7%
Atlanta               1            386          22.9%       1,164         29.5%
Houston               1            256          15.2%         987         34.8%
                  -----         ------       -------        -----       ------
                      6          1,682         100.0%      $8,241         50.8%
                  =====         ======       =======        =====       ======

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Amounts)
-----------------------------------------------------------

Other revenues increased $2,599, or 54.8%, from $4,745 to $7,344 due primarily to an increase in property management revenues of $1,501, or 49.5%, from $3,032 to $4,533 resulting from a net increase in properties managed by Gables for third parties primarily as a result of the South Florida Acquisition, in addition to an increase in income from certain ancillary services.

Property operating and maintenance expense (exclusive of depreciation and amortization) increased $22,910, or 48.1%, from $47,592 to $70,502 due to an increase in apartment homes resulting from the acquisition and development of additional communities and an increase in property operating and maintenance expense for same store communities of 2.8%. The same store increase in operating expenses represents increased payroll costs, property taxes and maintenance costs, offset in part by reduced utilities, marketing and insurance expenses.

Real estate asset depreciation and amortization expense increased $15,375, or 62.2%, from $24,712 to $40,087 due primarily to the acquisition and development of additional communities.

Property management expense for owned communities and third/related party properties on a combined basis increased $2,281, or 40.0%, from $5,696 to $7,977 due primarily to a net increase of 11,000 apartment homes managed from 27,000 in the 1997 Period to 38,000 in the 1998 Period resulting primarily from the South Florida Acquisition, in addition to inflationary increases in expenses and certain non-recurring expense savings in the 1997 Period. Gables allocates property management expenses to both owned communities and third/related party properties based on the proportionate share of total apartment homes and units managed.

General and administrative expense increased $2,994, or 92.2%, from $3,248 to $6,242 due primarily to (i) compensation and other costs for new positions associated with the South Florida Acquisition, (ii) increased compensation costs and (iii) the expensing of internal costs of identifying and acquiring operating apartment communities effective March 20, 1998 in accordance with EITF No. 97-11.

Interest expense increased $13,715, or 55.3%, from $24,804 to $38,519 due to an increase in operating debt associated with the acquisition and development of additional communities, including the debt assumed in connection with the South Florida Acquisition and the Greystone Acquisition. These increases in interest expense have been offset in part as a result of the offerings Gables has consummated between periods, the proceeds of which have been primarily used to reduce indebtedness.

Loss on treasury locks of $5,637 in the 1998 Period represents mark to market losses recorded upon the expiration of the terms of treasury lock agreements that were (i) entered into in anticipation of a projected debt offering, (ii) subsequently extended in connection with modifications in the projected timing of the debt offering and (iii) terminated due to economic conditions affecting the unsecured debt market.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Amounts)
-----------------------------------------------------------

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


                                                                                         Years Ended December 31,
                                                                            ----------- ----------- ----------- --------------
                                                                                                        $             %
                                                                               1997        1996       Change       Change
                                                                            ----------- ----------- ----------- --------------
RENTAL AND OTHER REVENUE:
Same store communities (1)                                                     $73,973     $71,983      $1,990           2.8%
Communities  stabilized  during the 1997  Period,  but not during the
     1996 Period (2)                                                            20,848      19,220       1,628           8.5%
Development and lease-up communities (3)                                        13,103       3,920       9,183         234.3%
Acquired communities (4)                                                        30,591      11,009      19,582         177.9%
Sold communities (5)                                                               178       3,339      -3,161         -94.7%
                                                                            ---------- ----------- -----------     ----------
Total property revenues                                                       $138,693    $109,471     $29,222          26.7%
                                                                            ---------- ----------- -----------     ----------


PROPERTY OPERATING AND MAINTENANCE EXPENSE (EXCLUSIVE OF REAL ESTATE
DEPRECIATION AND AMORTIZATION):
Same store communities (1)                                                     $26,434     $25,637        $797           3.1%
Communities stabilized during the 1997 Period, but not during the
     1996 Period (2)                                                             6,360       6,223         137           2.2%
Development and lease-up communities (3)                                         4,703       1,476       3,227         218.6%
Acquired communities (4)                                                         9,980       3,887       6,093         156.8%
Sold communities (5)                                                               115       1,470      -1,355         -92.2%
                                                                            ----------- ----------- -----------   -----------
Total specified expenses                                                       $47,592     $38,693      $8,899          23.0%
                                                                            ----------- ----------- -----------   -----------

Revenues in excess of specified expenses                                       $91,101     $70,778     $20,323          28.7%
                                                                            ----------- ----------- -----------   -----------

Revenues in excess of specified expenses as a percentage of total                65.7%       64.7%         ---           1.0%
property revenues                                                           ----------- ----------- -----------   -----------

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Amounts)
-----------------------------------------------------------

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

Same store communities:

                                                                  Percent
                                                    Increase      Increase
                                                   (Decrease)    (Decrease)                    Increase
                         Number of                  in Total      in Total      Occupancy     (Decrease)
           Number of     Apartment     Percent      Property      Property      During the        in
Market   Communities       Homes      of Total      Revenues      Revenues     1997 Period     Occupancy
------   -----------     ---------    --------    ------------   ----------    -----------     ---------
Houston         10         3,512          37%        $1,125          4.3%         94.3%         -0.8%
Atlanta         11         3,159          33%           597          2.4%         94.7%          0.1%
Dallas           4         1,089          12%           245          2.8%         94.0%          0.0%
Nashville        3           912          10%            -7         -0.1%         95.9%          0.0%
Memphis          1           464           5%            44          1.4%         94.5%          0.0%
Austin           1           276           3%           -14         -0.6%         92.3%          0.7%
             -----        ------        -----        ------       -------       -------        ------
                30         9,412         100%        $1,990          2.8%         94.5%         -0.2%
             =====        ======        =====        ======       =======       =======        ======

Communities stabilized during the 1997 Period but not during the 1996 Period:

                                                           Increase
                                                          (Decrease)
                                   Number of               in Total   Occupancy
                   Number of       Apartment     Percent   Property   During the
Market           Communities         Homes      of Total   Revenues  1997 Period
------           -----------         -----      --------   --------  -----------

Atlanta                  2             695        32%       $-45           95.0%
San Antonio              2             544        25%        497           92.9%
Austin                   1             256        12%        327           95.6%
Nashville                1             254        12%        338           96.1%
Houston                  1             246        11%        205           95.0%
Dallas                   1             188         8%        306           93.4%
                    ------         -------     ------     ------          ------
                         8           2,183       100%     $1,628           94.6%
                    ======         =======     ======     ======          ======


Development and lease-up communities:

                                                        Increase
                             Number of                  in Total      Occupancy
              Number of      Apartment     Percent      Property     During the
Market       Communities       Homes      of Total      Revenues    1997 Period
------        ----------       -----      --------      --------    -----------

Atlanta             3           862          40%          $2,985          55.5%
Austin              2           529          24%           1,586          42.0%
Memphis             2           490          22%           3,185          84.6%
Dallas              1           300          14%           1,427          87.4%
               ------         -----       ------         -------         ------
                    8         2,181         100%          $9,183          64.3%
               ======         =====       ======         =======         ======

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Amounts)
-----------------------------------------------------------

Other revenues decreased $1,965, or 29.3%, from $6,710 to $4,745 due to (i) $900 of net revenues generated in the 1996 Period from certain corporate apartment home leases entered into in connection with the 1996 Olympic games held in Atlanta, (ii) $557 of interest earned on an investment Gables made in an apartment community on October 1, 1996 via a mortgage note receivable (in January, 1997, Gables acquired the apartment community from the borrower and the mortgage note receivable was repaid in full), and (iii) a decrease in property management revenues of $839, or 21.7%, from $3,871 to $3,032 resulting from a net decrease in properties managed by Gables for third parties primarily due to the sale of such properties by the owners. Such decreases were offset in part by an increase in revenues in the 1997 Period related to the provision of certain ancillary services.

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

Real estate asset depreciation and amortization expense increased $6,235, or 33.7%, from $18,477 to $24,712 due primarily to the completion of newly developed communities and acquisition of other communities.

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

Interest expense increased $3,692, or 17.5%, from $21,112 to $24,804 due to an increase in operating debt associated with newly developed or acquired communities in addition to communities currently in the lease-up phase. These increases in interest expense have been offset in part as a result of the offerings Gables has consummated between periods, the proceeds of which have been primarily used to reduce indebtedness.

Loss on treasury locks of $1,178 in the 1997 Period represents mark to market losses recorded upon the expiration of the term of a treasury lock agreement that was (i) entered into in anticipation of a projected debt offering and (ii) subsequently extended in connection with modifications in the projected timing of the debt offering.

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

                                       27
MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Amounts)
-----------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

Gables' net cash provided by operating activities increased from $69,519 for the year ended December 31, 1997 to $90,147 for the year ended December 31, 1998, due to (i) an increase of $31,460 in income before certain non-cash items including depreciation, amortization, equity in income of joint ventures, gain on sale of real estate assets, long-term compensation expense, loss on treasury locks and extraordinary losses and (ii) the change in other liabilities between periods of $7,771. Such increases were offset in part by (i) the change in restricted cash between periods of $7,438 and (ii) the change in other assets between periods of $11,165.

Gables' net cash used in investing activities increased from $228,969 for the year ended December 31, 1997 to $358,855 for the year ended December 31, 1998, due primarily to increased acquisition and development activities in 1998 when compared to 1997, and the net proceeds from the sale of real estate assets in 1997. During the year ended December 31, 1998, Gables expended approximately $203.3 million related to acquisitions of operating apartment communities, including those acquired in the South Florida Acquisition; $138.1 million related to development expenditures, including related land acquisitions; approximately $8.0 million related to recurring, non-revenue enhancing, capital expenditures for operating apartment communities; and approximately $8.9 million related to non-recurring, renovation/revenue-enhancing capital expenditures.

Gables' net cash provided by financing activities increased from $158,244 for the year ended December 31, 1997 to $272,583 for the year ended December 31, 1998 due to increased acquisition and development activities. During the year ended December 31, 1998, Gables had net borrowings of $210.5 million which were used in conjunction with $136.2 million of proceeds from a common share offering and the Series B Preferred Unit offering primarily to fund Gables' acquisition and development activities discussed previously. These proceeds from financing activities were offset in part by the payment of dividends and distributions totaling approximately $72.3 million.

As of December 31, 1998, Gables had total indebtedness of $812,788, cash and cash equivalents of $7,054 and principal escrow deposits reflected in restricted cash of $2,445. Gables' indebtedness has an average of 5.9 years to maturity at December 31, 1998. Excluding monthly principal amortization payments, over the next five years Gables has the following scheduled debt maturities for indebtedness outstanding at December 31, 1998:

                            1999            $13,000
                            2000             53,583
                            2001            165,000
                            2002             83,331
                            2003             62,801

The debt maturities in 2001 include $110,000 of outstanding indebtedness under the $225 Million Credit Facility which has two one-year extension options. The debt maturities in 2003 include $44,930 of tax-exempt bond indebtedness credit-enhanced through a letter of credit facility which has unlimited one-year extension options. Three of the underlying bond issues mature in December, 2007 and the fourth underlying bond issue matures in August, 2024.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Amounts)
-----------------------------------------------------------

A summary of Gables' portfolio indebtedness and interest rate protection agreements as of December 31, 1998 follows:

PORTFOLIO INDEBTEDNESS SUMMARY

                                          Percentage Interest  Total   Years to
Type of Indebtedness               Balance of Total   Rate(1) Rate(2)  Maturity
--------------------               ----------------   ---------------  --------

Fixed-rate:
Secured notes ....................$125,546   15.4%    7.80%   7.80%     9.25
Unsecured notes .................. 323,442   39.8%    7.20%   7.20%     4.70
Tax-exempt .......................  90,730   11.2%    6.02%   6.32%     8.70
                                  --------  ------    -----   -----     ----
     Total fixed-rate ............$539,718   66.4%    7.14%   7.19%     6.43
                                  --------  ------    -----   -----     ----

Tax-exempt variable-rate .........$150,070   18.5%    3.90%   4.88%     7.39
                                  --------  ------    -----   -----     ----

Unsecured credit facilities ......$123,000   15.1%    6.38%   6.38%     2.01
                                  --------  ------    -----   -----     ----

Total portfolio debt (3), (4) ....$812,788  100.0%    6.43%   6.64%     5.94
                                  ========  ======    =====   =====     ====


(1) Interest Rate represents the weighted average interest rate incurred on the indebtedness, exclusive of deferred financing cost amortization and credit enhancement fees, as applicable.

(2) Total Rate represents the Interest Rate (1) plus credit enhancement fees, as applicable.

(3) Interest associated with construction activities is capitalized as a cost of development and does not impact current earnings. The qualifying construction expenditures at December 31, 1998 for purposes of interest capitalization were $144,122.

(4) Excludes $16.4 million of tax-exempt bonds and $17.8 million of outstanding conventional indebtedness related to joint ventures in which Gables owns a 25% interest.

INTEREST RATE PROTECTION AGREEMENT SUMMARY

                            Notional    Strike    Effective   Termination
Description of Agreement     Amount     Price       Date          Date
------------------------   ---------    ------    ---------   ------------

LIBOR, 30-day - "Rate Cap"    $44,530   6.25%(5)   01/27/94   01/30/99

LIBOR, 30-day - "Rate Swap"   $44,530   5.35%(5)   08/30/96   08/30/99 (6)

LIBOR, 30-day - "Rate Swap"   $25,000   5.76%(5)   02/27/98   02/27/00 (7)

LIBOR, 30-day - "Rate Swap"   $40,000   4.79%(5)   11/30/98   09/29/00

(5)  The 30-day LIBOR rate in effect at December 31, 1998 was 5.63%.

(6) This is a knock-out swap agreement which fixes Gables' underlying 30-day LIBOR rate at 5.35%. The swap terminates upon the earlier to occur of (i) the termination date or (ii) a rate reset date on which the 30-day LIBOR rate is 6.26% or higher.

(7) This is a knock-out swap agreement which fixes Gables' underlying 30-day LIBOR rate at 5.76%. The swap terminates upon the earlier to occur of (i) the termination date or (ii) a rate reset date on which the 30-day LIBOR rate is 6.70% or higher.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Amounts)
-----------------------------------------------------------

Gables' distributions through the fourth quarter of 1998 have been paid from cash provided by operating activities. Gables anticipates that distributions will continue to be paid on a quarterly basis from cash provided by operating activities.

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

Gables expects to meet certain of its long-term liquidity requirements, such as scheduled debt maturities, repayment of short-term financing of construction and development activities and possible property acquisitions, through long-term secured and unsecured borrowings, the issuance of debt securities or equity securities, private equity investments in the form of joint ventures, or through the disposition of assets which, in management's evaluation, may no longer meet Gables' investment requirements.

$225 MILLION CREDIT FACILITY

In March, 1996, Gables closed a $175 million unsecured revolving credit facility. In May, 1998, the $175 million commitment level was increased to $225 million and the maturity date was extended to May, 2001 with two one-year extension options. Gables' availability under the facility is limited to the lesser of the total $225 million commitment or the borrowing base. The borrowing base available under the facility is based on the value of Gables' unencumbered real estate assets as compared to the amount of Gables' unsecured indebtedness. As of December 31, 1998, Gables had $110.0 million in borrowings outstanding under the facility and, therefore, had $115.0 million of remaining capacity on the $225 million available commitment. Borrowings currently bear interest at LIBOR plus 0.80%. Additionally, a competitive bid option feature is in place for up to 50% of the total commitment.

$25 MILLION CREDIT FACILITY

In November, 1996, Gables closed an unsecured revolving credit facility that currently provides for up to $25 million in borrowings. This facility has an initial term of one year and has unlimited one-year extension options. Gables has exercised two of its one-year extension options resulting in a maturity date for the facility of October, 1999. Borrowings currently bear interest under this facility at LIBOR plus 0.80%. As of December 31, 1998, Gables had no borrowings outstanding under this facility.

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

SHELF REGISTRATION STATEMENT

On December 3, 1998, the Company and the Operating Partnership filed a shelf registration statement with the Securities and Exchange Commission to add an additional $500 million of equity capacity and an additional $300 million of debt capacity. Gables believes it is prudent to maintain shelf registration capacity in order to facilitate future capital raising activities.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Amounts)
-----------------------------------------------------------

PROPERTY SALE

On March 4, 1999, Gables sold an apartment community located in Atlanta comprising 213 apartment homes for $19.3 million. The net proceeds were initially used to paydown outstanding borrowings under Gables' Credit Facilities.

COMMON SHARE REPURCHASE PROGRAM

On March 22, 1999, the Company announced a common share repurchase program pursuant to which the Company is authorized to purchase up to $50 million of its outstanding common shares. The Company plans to repurchase shares from time to time in open market and privately negotiated transactions, depending on market prices and other conditions, using proceeds from sales of selected assets.

JOINT VENTURE WITH J.P. MORGAN

On March 26, 1999, Gables entered into a joint venture agreement with an affiliate of J.P. Morgan Investment, Inc. ("J.P. Morgan"). The business purpose of the venture is to develop, own and operate seven multifamily apartment communities located in four of Gables' nine markets, which are expected to comprise 2,181 apartment homes. As of December 31, 1998, Gables (i) had commenced construction of four of the communities, (ii) owned the land for the future development of two of the communities and (iii) owned the acquisition right for the land for the future development of one of the communities. The capital budget for the development of the seven communities is approximately $213 million and is anticipated to be funded with 50% debt and 50% equity. The equity component will be funded 80% by J.P. Morgan and 20% by Gables. Gables' portion of the equity will be funded through a contribution of cash and property. Gables will serve as the managing member of the venture and will have responsibility for all day-to-day operating issues. Gables will also serve as the general contractor during construction and as the property manager.

Inflation
---------

Substantially all of Gables' leases at its communities are for a term of one year or less, which may enable Gables to seek increased rents upon renewal of existing leases or commencement of new leases in times of rising prices. The short-term nature of these leases generally serves to lessen the impact of cost increases arising from inflation.

Book Value of Assets and Partners' Capital
------------------------------------------

The application of historical cost accounting in accordance with generally accepted accounting principles ("GAAP") for Gables' UPREIT structure results in an understatement of total assets and partners' capital compared to the amounts that would be recorded via the application of purchase accounting in accordance with GAAP had Gables not been organized as an UPREIT. Management believes it is imperative to understand this difference when evaluating the book value of assets and partners' capital. The understatement of basis related to this difference in organizational structure at December 31, 1998 is $112,494, exclusive of the effect of depreciation. Accordingly, on a pro forma basis, the real estate assets before accumulated depreciation, total assets and total partners' capital (including limited and preferred partners' capital interests) as of December 31, 1998 would be $1,794,455, $1,698,811, and $831,067, respectively, if such $112,494 value were reflected.

Certain Factors Affecting Future Operating Results
--------------------------------------------------

This report contains forward-looking statements. The words "believe," "expect," "anticipate," "intend," "estimate," "assume" and other similar expressions which are predictions of or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are in some cases beyond the control of Gables and may cause the actual results, performance or achievements of Gables to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Amounts)
-----------------------------------------------------------

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

Recent Accounting Pronouncements
--------------------------------

See Note 4 to Consolidated Financial Statements.

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

Gables' progress is described by category in the following table:

                                                 Actual or Expected
            Category       Status             Phase 4 Completion Date
            --------       ------            -------------------------
            Hardware       Complete                   3/31/99
            Software       Complete                   3/31/99
            Non-IT         Working on Phase 3         5/31/99

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Amounts)
-----------------------------------------------------------

The discussion above regarding Gables' Year 2000 Project contains forward-looking statements. Gables' assessment of the impact of the Year 2000 issue may prove to be inaccurate due to a number of factors which cannot be determined with certainty, including the receipt of inaccurate compliance certifications from third party vendors, inaccurate testing or assessments by Gables' personnel of its equipment or systems, and inaccurate projections by Gables of the cost of remediation and/or replacement of affected equipment and systems. A failure by Gables to adequately remediate or replace affected equipment or systems due to the factors cited above or for other reasons, a material increase in the actual cost of such remediation or replacement, or a failure by a third party vendor to remediate Year 2000 problems in systems that are vital to the operation of Gables' properties or financial systems, could cause a material disruption to its business and adversely affect its results of operations and financial condition.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Amounts)
-----------------------------------------------------------

SUPPLEMENTAL  DISCUSSION  -  FUNDS  FROM  OPERATIONS  AND  ADJUSTED  FUNDS  FROM
OPERATIONS

Gables considers funds from operations ("FFO") to be a useful performance measure of the operating performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Gables believes that in order to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with net income as presented in the financial statements and data included elsewhere in this report. Gables computes FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO as defined by NAREIT represents net income (loss) determined in accordance with GAAP, excluding gains or losses from sales of assets or debt restructuring, plus certain non-cash items, primarily real estate depreciation, and after adjustments for unconsolidated partnerships and joint ventures. In addition, extraordinary or unusual items, along with significant non-recurring events that materially distort the comparative measure of FFO are typically disregarded in its calculation. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, Gables' FFO is comparable to the FFO of real estate companies that use the NAREIT definition. Adjusted funds from operations ("AFFO") is defined as FFO less recurring, non-revenue enhancing, capital expenditures. FFO and AFFO should not be considered as alternatives to net income as indicators of Gables' operating performance or as alternatives to cash flows as measures of liquidity. FFO does not measure whether cash flow is sufficient to fund all of Gables' cash needs including principal amortization, capital expenditures, and distributions to unitholders. Additionally, FFO does not represent cash flows from operating, investing or financing activities as defined by GAAP. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of Gables' cash needs and cash flows. A reconciliation of FFO and AFFO follows:

                                                        Years ended December 31,
                                                         1998           1997
                                                       --------       --------
Net income available to common unitholders             $35,182         $35,390
Extraordinary loss                                           0             712
Loss on treasury locks (a)                               5,637           1,178
Amortization of loss on extension of used
     treasury locks                                       (142)              0
Gain on sale of real estate assets                           0          (5,349)
Real estate asset depreciation:
     Wholly-owned real estate assets                    40,087          24,712
      Joint venture real estate assets                     225             223
                                                       -------         -------
            Total                                       40,312          24,935
                                                       -------         -------

Funds from operations - basic                          $80,989         $56,866
                                                       -------         -------
Amortization of discount on long-term liability (b)        576               0
                                                       -------         -------
Funds from operations - diluted                        $81,565         $56,866
                                                       -------         -------

Capital expenditures for operating apartment communities:
      Carpet                                            $3,092          $1,860
      Roofing                                              246             139
      Exterior painting                                      0             283
      Appliances                                           394             204
      Other additions and improvements                   4,223           2,392
                                                       -------          ------
           Total                                        $7,955          $4,878
                                                       -------         -------

Adjusted funds from operations - diluted               $73,610         $51,988
                                                       =======         =======
Average Units outstanding - basic                       30,212          23,441
                                                       =======         =======
Average Units outstanding - diluted                     30,679          23,591
                                                       =======         =======


(a) This item is disregarded in the calculation of FFO as it represents a significant non-recurring event that materially distorts the comparative measurement of Gables' performance over time. While Gables may utilize derivative financial instruments, such as rate locks, to hedge interest rate exposure by modifying the interest rate characteristics of prospective financing transactions, it believes the events and circumstances that resulted in these losses are non-recurring in nature.
(b) This obligation will be settled with Units. Such Units are excluded from basic Units outstanding, but are included in the calculation of diluted Units outstanding.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Amounts)
-----------------------------------------------------------


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Gables' capital structure includes the use of variable rate and fixed rate indebtedness. As such, Gables is exposed to the impact of changes in interest rates. Gables' senior management periodically seeks input from third party consultants regarding market interest rate and credit risk in order to evaluate its interest rate exposure. In certain situations, Gables may utilize derivative financial instruments, in the form of rate caps, rate swaps or rate locks, to hedge interest rate exposure by modifying the interest rate characteristics of related balance sheet instruments and prospective financing transactions. Gables does not utilize such instruments for trading or speculative purposes.

Gables typically refinances maturing debt instruments at then-existing market interest rates and terms which may be more or less than the interest rates and terms on the maturing debt.

The following table provides information about Gables' derivative financial instruments and other financial instruments that are sensitive to changes in interest rates and should be read in conjunction with the Notes to Consolidated Financial Statements. For debt obligations, the table presents principal cash flows and related weighted-average interest rates in effect at December 31, 1998 by expected maturity dates. For interest rate swaps and the interest rate cap, the table presents the notional amounts and related weighted-average pay rates by fiscal year of maturity.

                                                                Expected Year of Maturity
                                 ------------------------------------------------------------------------------------
                                  1999          2000         2001         2002        2003     Thereafter      Total     Fair Value
                                 ------        ------       ------       ------      ------    ----------     -------    ----------
DEBT:
Fixed-rate ...............   $    3,144    $   56,912    $  58,599    $  86,280    $  20,671    $ 314,112    $ 539,718    $ 539,718
Average interest rate ....        7.84%         6.73%        6.24%        8.28%        7.53%        7.04%        7.14%

Tax-exempt variable rate .   $        0    $        0    $       0    $       0    $  44,930    $ 105,140    $ 150,070    $ 150,070
Average interest rate ....                                                             4.10%        3.81%        3.90%

Credit facilities ........   $   13,000    $        0    $ 110,000    $       0    $       0    $       0    $ 123,000    $ 123,000
Average interest rate ....        6.00%                      6.43%                                               6.38%

Total debt ...............   $   16,144    $   56,912    $ 168,599    $  86,280    $  65,601    $ 419,252    $ 812,788    $ 812,788
Average interest rate ....        6.36%         6.73%        6.36%        8.28%        5.18%        6.23%        6.43%

INTEREST RATE SWAPS:
Pay fixed/receive variable   $   44,530    $   65,000    $       0    $       0    $       0    $       0    $ 109,530   ($     161)
Average pay rate .........        5.35%         5.16%                                                            5.24%
Receive rate .............        LIBOR         LIBOR                                                            LIBOR

INTEREST RATE CAP:
Pay fixed/receive variable   $   44,530    $        0    $       0    $       0    $       0    $       0    $  44,530    $       0
Maximum pay rate .........        6.25%                                                                          6.25%
Receive rate .............        LIBOR                                                                          LIBOR


Gables estimates that the fair value of its debt approximates carrying value based upon its effective current borrowing rate for issuance of debt with similar terms and remaining maturities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are listed under Item 14(a) and filed as part of this report on the pages indicated.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

GGPI, the sole general partner of the Registrant, is a wholly-owned subsidiary of Gables Residential Trust. The members of the Board of Directors of GGPI are the same as the members of the Board of Trustees of Gables Residential Trust. The "executive officers" of GGPI are the same as the "executive officers" of Gables Residential Trust. Other than Gables Residential Trust, which beneficially owns 80.3% of the Registrant's outstanding common Units as of March 18, 1999, no person beneficially owns more than 5% of the Registrant's outstanding common Units. All applicable information required by this Part III with respect to the Registrant will be included in Gables Residential Trust's Proxy Statement to be filed in connection with its 1999 Annual Meeting of Shareholders.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Directors and Executive Officers of the Registrant required by Item 10 shall be included in Gables Residential Trust's Proxy Statement to be filed relating to the 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information concerning Executive Compensation required by Item 11 shall be included in Gables Residential Trust's Proxy Statement to be filed relating to the 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information concerning Security Ownership of Certain Beneficial Owners and Management required by Item 12 shall be included in Gables Residential Trust's Proxy Statement to be filed relating to the 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE AND REPORTS ON FORM 8-K

14(a)(1)and (2)     Financial Statements and Schedule

The financial statements and schedule listed below are filed as part of this annual report on the pages indicated.

Report of Independent Public Accountants                                     40
Consolidated Balance Sheets as of December 31, 1998 and
     December 31, 1997                                                       41
Consolidated Statements of Operations for the years ended December 31,
     1998, 1997 and 1996                                                     42
Consolidated Statements of Partners' Capital  for the years ended
     December 31, 1998, 1997 and 1996                                        43
Consolidated Statements of Cash Flows for the years ended December 31,
     1998, 1997 and 1996                                                     44
Notes to Consolidated Financial Statements                                   45

Schedule III - Real Estate Investments and Accumulated Depreciation
     as of December 31, 1998                                                 60

14(a)(3) Exhibits
-----------------

Certain of the exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Registrant or the Company (File No. 1-12590) and are incorporated herein by reference to the filing in the corresponding numbered footnote.

Exhibit No.        Description
-----------        ------------

3.1          ---   Fourth Amended and Restated Agreement of Limited Partnership
                   of the Operating Partnership (1)
3.2          ---   Amended and Restated Declaration of Trust of the Company (2)
3.3          ---   Articles of Amendment to the Company's Amended and Restated
                   Declaration of Trust (3)
3.4          ---   Articles Supplementary to the Company's Amended and Restated
                   Declaration of Trust creating the 8.30% Series A Cumulative
                   Redeemable Preferred Shares (4)
3.5          ---   Articles Supplementary to the Company's Amended and Restated
                   Declaration of Trust creating the 5.00% Series Z Cumulative
                   Redeemable Preferred Shares (3)
3.6          ---   Articles Supplementary to the Company's Amended and Restated
                   Declaration of Trust creating the 8.625% Series B Cumulative
                   Redeemable Preferred Shares (1)
3.7          ---   Second Amended and Restated Bylaws of the Company (5)
3.8          ---   Articles of Incorporation of Gables GP, Inc. (6)
3.9          ---   Bylaws of Gables GP, Inc. (6)
4.1          ---   Indenture,  dated as of March 23, 1998, between the Operating
                   Partnership and First Union National Bank  (7)
4.2          ---   Supplemental   Indenture  No.  1,  dated  March  23,  1998,
                   between  the  Operating Partnership and First Union National
                   Bank (7)
4.3          ---   The Operating Partnership 6.80% Senior Note due 2005  (7)
4.4          ---   Supplemental Indenture No. 2, dated September 30, 1998
                   between the Operating Partnership and First Union National
                   Bank (8)
4.5          ---   The Operating Partnership 6.55% Senior Note due 2000 (8)
4.6          ---   Supplemental Indenture No. 3, dated October 8, 1998, between the Operating Partnership and First Union National Bank (9)
4.7          ---   The Operating Partnership 6.60% Senior Note due 2001 (9)
10.1         ---   Articles of Incorporation of East Apartment Management,
                   Inc. (6)
10.2         ---   Bylaws of East Apartment Management, Inc. (6)
10.3         ---   Articles of Incorporation of Central Apartment Management,
                   Inc. (6)
10.4         ---   Bylaws of Central Apartment Management, Inc. (6)
10.5         ---   Interest rate protection agreement (notional amount of
                   $44,530,000) between  the Operating Partnership and
                   NationsBank of North Carolina, N.A. dated January 25,1994(10)
10.6         ---   Interest rate protection agreement (notional amount of
                   $44,530,000)  between the Operating Partnership and First
                   Union National Bank of Georgia, dated August 21, 1996 (11)
10.7         ---   Interest rate protection agreement (notional amount of
                   $25,000,000) between the Operating Partnership and First
                   Union National Bank of Georgia, dated as of May 23, 1997 (12)
10.8         ---   Forward Treasury Lock Agreement (notional amount of
                   $75,000,000) between the Operating Partnership and J.P.
                   Morgan Securities, Inc. dated as of  September 22, 1997 (12)
10.9         ---   Forward Treasury Lock Agreement (notional amount of
                   $75,000,000) between the Operating Partnership and J.P.
                   Morgan Securities, Inc. dated as of September 22, 1997 and amended on December 17, 1997 (13)
10.10        ---   Forward Treasury Lock Agreement (notional amount of
                   $75,000,000) between the Operating Partnership and J.P.
                   Morgan Securities, Inc. dated as of September 22, 1997 and amended on February 11, 1998 (13)
10.11        ---   Forward Treasury Lock Agreement (notional amount of
                   $25,000,000) between the Operating  Partnership and J.P.
                   Morgan Securities, Inc. dated as of December 17, 1997 (13)
10.12        ---   Forward Treasury Lock Agreement (notional amount of
                   $25,000,000) between the Operating Partnership and J.P.
                   Morgan Securities, Inc. dated as of December 17, 1997 and amended on February 11, 1998 (13)

                                       37
Exhibit No.        Description
-----------        ------------

10.13        ---   Forward Treasury Lock Agreement (notional amount of
                   $50,000,000) between Gables Realty Limited Partnership and
                   J.P. Morgan Securities  Inc., dated as of September 22, 1997 and amended on May 28, 1998 (3)
10.14        ---   Forward  Treasury Lock Agreement (notional amount of
                   $50,000,000) between Gables Realty Limited Partnership and
                   J.P. Morgan  Securities Inc., dated as of September 22, 1997 and amended on July 24, 1998 (3)
10.15        ---   Forward  Treasury Lock Agreement  (notional amount of
                   $50,000,000) between Gables Realty Limited Partnership and
                   J.P. Morgan  Securities Inc., dated as of  September 22, 1997 and amended on August 19, 1998 (14)
10.16        ---   Forward  Treasury Lock Agreement  (notional amount of
                   $50,000,000) between Gables Realty Limited Partnership and
                   J.P. Morgan  Securities Inc., dated as of  September 22, 1997 and amended on September 30, 1998 (14)
10.17        ---   Interest Rate Swap Agreement (notional amount of $40,000,000)
                   between Gables Realty Limited Partnership and Morgan Guaranty
                   Trust Company of New York, dated as of September 28, 1998(14)
10.18        ---   Loan Agreement, Conversion and Note Agreement, Security Deed
                   Note and Deed of  Trust Notes between Teachers Insurance and
                   Annuity Association of America ("lender") and the Operating
                   Partnership and the Tennessee Partnership (collectively, the borrower)for a $130,689,000 loan, dated December 29, 1995(15)
10.19         ---  First Amendment to Conversion and Note Agreement effective
                   December 30, 1996 between the Operating Partnership, the
                   Tennessee Partnership, the Company and Teachers Insurance and
                   Annuity Association of America (12)
10.20         ---  Second Amendment to Conversion and Note Agreement effective
                   August 13, 1997 between the Operating Partnership, the
                   Tennessee Partnership, the Company and Teachers Insurance and
                   Annuity Association of America (12)
10.21         ---  Unsecured Note No. 1 for $86,346,000 date August 13, 1997 between the Operating Partnership, the Tennessee Partnership and Teachers Insurance and Annuity Association of America(12)
10.22         ---  Unsecured Note No. 2 for $29,681,000 dated August 13, 1997 between the Operating Partnership, the Tennessee Partnership and Teachers Insurance and Annuity Association of America(12)
10.23         ---  $225,000,000 Amended and Restated Credit Agreement dated as of May 13, 1998 by and among Gables Realty Limited
                   Partnership (as Borrower) and Wachovia Bank, N.A., First
                   Union National Bank, Chase Bank of Texas, National
                   Association, PNC Bank, National Association, Guaranty Federal
                   Bank, F.S.B., AmSouth Bank of Alabama and Commerzbank AG,
                   Atlanta  Agency (collectively, as lenders) and Wachovia Bank,
                   N.A. (as Agent) (3)
10.24         ---  Promissory Note dated November 29, 1994 for a $53,000,000 mortgage loan from the Northwestern Mutual Life Insurance
                   Company to the Operating Partnership (10)
10.25         ---  Contribution Agreement with an effective date of March 16,
                   1998 between the Company, the Operating Partnership and
                   specified representatives of Trammell Crow Residential("TCR")
                   executed in connection with the Company's April 1, 1998
                   acquisition of the properties and operations of TCR-South
                   Florida  (16)
10.26         ---  Amendment No. 1 to Contribution Agreement dated April 1,
                   1998 (17)
 21.1  *      ---  Schedule of Subsidiaries of the Operating Partnership
 23.1  *      ---  Consent of Arthur Andersen LLP
 27.1  *      ---  Financial Data Schedule for the fiscal year ended December
                   31, 1998
         ___________

*        Filed herewith

(1) The Operating Partnership's Current Report on Form 8-K dated November 12, 1998.
(2) The Operating Partnership's Registration Statement on Form S-11 (File No.33-70570), as amended.
(3) The Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(4)  The Company's Current Report on Form 8-K dated July 24, 1997.
(5)  The Company's Registration Statement on Form 8-A/A-2.
(6) The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
(7)  The  Operating  Partnership's  Current  Report on Form 8-K dated  March 23,
     1998.

(8)  The Operating Partnership's Current Report on Form 8-K dated October 5,
     1998.
(9)  The Operating Partnership's Current Report on Form 8-K dated October 8,
     1998.
(10) The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
(11) The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
(12) The Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
(13) The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
(14) The Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
(15) The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
(16) The  Operating  Partnership's  Current  Report on Form 8-K dated  March 16,
     1998.
(17) The Operating Partnership's Current Report on Form 8-K dated April 1, 1998, as amended.

Gables Residential Trust's proxy statement is to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1998 (the end of the fiscal year covered by this Annual Report on Form 10-K).

14(b) Reports on Form 8-K
--------------------------

(i) A Form 8-K dated October 5, 1998 was filed with the Securities and Exchange Commission with the underwriting agreement, indenture and other related items executed in connection with the Operating Partnership's issuance of $50 million of 6.55% Senior Unsecured Notes due October, 2000.

(ii) A Form 8-K dated October 8, 1998 was filed with the Securities and Exchange Commission with the underwriting agreement, indenture and other related items executed in connection with the Operating Partnership's issuance of $15 million of 6.60% Senior Unsecured Notes due October, 2001.

(iii)A Form 8-K dated November 12, 1998 was filed with the Securities and Exchange Commission with the Fourth Amended and Restated Agreement of
     Limited Partnership of the Operating Partnership and other related items executed in connection with the Operating Partnership's issuance of $50 million of Series B Preferred Units.


14(c)  Exhibits
---------------

See Item 14(a)(3) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Gables Residential Trust certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GABLES REALTY LIMITED PARTNERSHIP
                                    By:   Gables GP, Inc.
                                    Its:    General Partner


                                    By: /s/ Marcus E. Bromley
                                       -------------------------------
                                    Marcus E. Bromley, Chairman of the Board of
                                    Directors and Chief Executive Officer

                                    March 29 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Gables GP, Inc., as general partner of Gables Realty Limited Partnership, and in the capacities and on the dates indicated.


  Signatures                Title                                    Date
---------------           ---------                                ---------


/s/ Marcus E. Bromley     Chairman of the Board of Directors    March  29, 1999
------------------------  and Chief Executive Officer
Marcus E. Bromley         (Principal Executive Officer)


/s/ Marvin R. Banks, Jr.  Chief Financial Officer (Principal    March 29, 1999
------------------------  Financial Officer and Principal
Marvin R. Banks, Jr.      Accounting Officer)


/s/ John T. Rippel        President, Chief Operating Officer    March  29, 1999
------------------------  and Director
John T. Rippel


/s/ David M. Holland      Director                              March  29, 1999
------------------------
David M. Holland

/s/ Lauralee E. Martin    Director                              March  29, 1999
------------------------
Lauralee E. Martin


/s/ John W. McIntyre      Director                              March  29, 1999
------------------------
John W. McIntyre


/s/ D. Raymond Riddle     Director                               March 29, 1999
------------------------
D. Raymond Riddle


/s/ Chris D. Wheeler      Director                               March 29, 1999
-------------------------
Chris D. Wheeler

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Gables Realty Limited Partnership:

We have audited the accompanying consolidated balance sheets of Gables Realty Limited Partnership and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and schedule are the responsibility of the management of Gables Realty Limited Partnership. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gables Realty
Limited Partnership and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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



/s/  Arthur Andersen LLP


Atlanta, Georgia
March 5, 1999

                        GABLES REALTY LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in Thousands, Except Per Unit Amounts)


                                                                            December 31,     December 31,
                                                                                1998             1997
                                                                            -----------       ----------
ASSETS:
Real estate assets:
   Land  ................................................................    $  229,960    $   150,894
   Buildings ............................................................     1,218,782        770,305
   Furniture, fixtures and equipment ....................................        87,238         60,015
   Construction in progress .............................................        79,829         53,240
   Land held for future development .....................................        66,152         21,774
                                                                              ---------     ----------
      Real estate assets before accumulated depreciation ................     1,681,961      1,056,228
   Less:  accumulated depreciation ......................................      (138,239)       (98,236)
                                                                              ---------     ----------
     Net real estate assets .............................................     1,543,722        957,992

Cash and cash equivalents ...............................................         7,054          3,179
Restricted cash  ........................................................         8,017          4,498
Deferred financing costs, net of accumulated amortization of $3,946
  and $2,735 at December 31, 1998 and 1997, respectively ................         4,696          4,194
Other assets, net .......................................................        22,828         11,304
                                                                              ---------      ---------
     Total assets .......................................................   $ 1,586,317    $   981,167
                                                                              =========      =========

LIABILITIES AND PARTNERS' CAPITAL:
Notes payable ...........................................................   $   812,788    $   435,362
Accrued interest payable ................................................         6,045          1,999
Preferred distributions payable  .....................................              737            424
Real estate taxes payable ...............................................        16,224         13,568
Accounts payable and accrued expenses - construction ....................         8,402          8,505
Accounts payable and accrued expenses - operating .......................         7,094          5,552
Security deposits .......................................................         4,725          2,260
Other long-term liability, net ..........................................        11,729              0
                                                                              ---------      ---------
     Total liabilities ..................................................       867,744        467,670

Limited partners' common capital interest (6,448 and 4,056 common Units),
   at redemption value ..................................................       157,663        110,866
Preferred partner's capital interest (180 Series Z Preferred Units),
   at $25.00 liquidation preference .....................................         4,500              0

Partners' capital:
  General partner (327 and 260 common Units) ............................         5,725          3,907
  Limited partner (25,975 and 21,730 common Units) ......................       385,685        283,724
  Preferred partners  (4,600 Series A Preferred Units), at $25.00
    liquidation preference ..............................................       115,000        115,000
  Preferred partner (2,000 Series B Preferred Units), at $25.00
    liquidation preference ..............................................        50,000              0
                                                                              ---------      ---------
   Total partners' capital ..............................................       556,410        402,631
                                                                              ---------      ---------
     Total liabilities, partners' capital interest and partners' capital    $ 1,586,317    $   981,167
                                                                              =========      =========

The accompanying notes are an integral part of these consolidated balance sheets.

                        GABLES REALTY LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in Thousands, Except Per Unit Amounts)


                                                                      Years ended December 31,
                                                                 ---------------------------------
                                                                    1998        1997         1996
                                                                 ---------    --------     --------
Rental revenues .............................................   $ 199,292    $ 132,371    $ 104,543
Other property revenues .....................................       9,988        6,322        4,928
                                                                ---------    ---------    ---------
     Total property revenues ................................     209,280      138,693      109,471
                                                                ---------    ---------    ---------
Property management - third party ...........................       3,938        2,173        2,960
Property management - related party .........................         595          859          911
                                                                ---------    ---------    ---------
  Total property management revenues ........................       4,533        3,032        3,871
Olympic revenues, net .......................................           0            0          900
Other .......................................................       2,811        1,713        1,939
                                                                ---------    ---------    ---------
     Total other revenues ...................................       7,344        4,745        6,710
                                                                ---------    ---------    ---------
     Total revenues .........................................     216,624      143,438      116,181
                                                                ---------    ---------    ---------
Property operating and maintenance (exclusive of items shown
     separately below) ......................................      70,502       47,592       38,693
Real estate asset depreciation and amortization .............      40,087       24,712       18,477
Corporate asset depreciation and amortization ...............         563          482          415
Amortization of deferred financing costs ....................         984          992        1,348
Property management - owned .................................       4,758        3,364        2,824
Property management - third/related party ...................       3,219        2,332        2,793
General and administrative ..................................       6,242        3,248        3,045
Interest ....................................................      38,519       24,804       21,112
Credit enhancement fees .....................................       1,455          509          576
                                                                ---------    ---------    ---------
     Total expenses .........................................     166,329      108,035       89,283
                                                                ---------    ---------    ---------

Equity in income of joint ventures ..........................         359          320          280
Interest income .............................................         417          371          363
Loss on treasury locks ......................................      (5,637)      (1,178)           0
                                                                ---------    ---------    ---------

Income before gain on sale of real estate assets ............      45,434       34,916       27,541
Gain on sale of real estate assets ..........................           0        5,349            0
                                                                ---------    ---------    ---------

Income before extraordinary loss ............................      45,434       40,265       27,541
Extraordinary loss ..........................................           0         (712)        (631)
                                                                ---------    ---------    ---------

Net income ..................................................      45,434       39,553       26,910

Dividends to preferred unitholders ..........................     (10,252)      (4,163)           0
                                                                ---------    ---------    ---------

Net income available to common unitholders ..................   $  35,182    $  35,390    $  26,910
                                                                =========    =========    =========
Weighted average number of common Units outstanding - basic .      30,212       23,441       20,194
Weighted average number of common Units outstanding - diluted      30,340       23,591       20,283

Per Common Unit Information:
Income before extraordinary loss - basic ....................   $    1.16    $    1.54    $    1.36
Extraordinary loss - basic ..................................   $    0.00    ($   0.03)   ($   0.03)
Net income - basic ..........................................   $    1.16    $    1.51    $    1.33

Income before extraordinary loss - diluted ..................   $    1.16    $    1.53    $    1.35
Extraordinary loss - diluted ................................   $    0.00    ($   0.03)   ($   0.03)
Net income - diluted ........................................   $    1.16    $    1.50    $    1.32

The accompanying notes are an integral part of these consolidated statements.

                       GABLES REALTY LIMITED PARTNERSHIP
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                 (Amounts in Thousands, Except Per Unit Amounts)

                                                                                                                Limited
                                                                                                               Partners'  Preferred
                                                                                                   Total        Common    Partner's
                                                                  General    Limited   Preferred  Partners'    Capital     Capital
                                                                  Partner    Partner    Partners   Capital     Interest   Interest
                                                                 --------- ----------- ---------  ---------   ----------  --------
Balance, December 31, 1995 .................................   $   2,577    $ 168,530     $  0   $ 171,107      $75,314           $0

  Proceeds of 4,039 common share offerings, net of under-
   writing discounts and issuance costs of $3,302 ..........         935       92,549        0      93,484            0            0
  Proceeds from exercise of share options ..................          14        1,416        0       1,430            0            0
  Proceeds from Share Builder Plan .........................           0           32        0          32            0            0
  Filing costs for $300,000 shelf registration statement ...          (1)         (96)       0         (97)           0            0
  Contribution related to apartment community acquisition ..          57          (57)       0           0        5,697            0
  Conversion of redeemable Units to common shares ..........          25        2,516        0       2,541       (2,541)           0
  Net income ...............................................         269       22,112        0      22,381        4,529            0
  Distributions paid ($1.45 per Unit) ......................        (298)     (24,603)       0     (24,901)      (4,874)           0
  Distributions declared ($0.49 per Unit) ..................        (112)      (9,353)       0      (9,465)      (1,729)           0
  Adjustment to reflect limited partners' redeemable capital
   at redemption value at balance sheet date ...............        (221)     (21,865)       0     (22,086)      22,086            0
                                                                 -------      -------     ----    --------       ------        -----

Balance, December 31, 1996 .................................       3,245      231,181        0     234,426       98,482            0

  Proceeds from exercise of share options ..................          31        3,090        0       3,121            0            0
  Proceeds from Share Builder Plan .........................           0           60        0          60            0            0
  Proceeds of 2,437 common share offerings, net of under-
   writing discounts and issuance costs of $3,463 ..........         625       61,892        0      62,517            0            0
  Proceeds of 4,600 preferred share offering ...............         (40)      (3,969) 115,000     110,991            0            0
  Contributions related to property acquisitions ...........         147         (147)       0           0       14,725            0
  Issuance of shares for trustee compensation ..............           0           25        0          25            0            0
  Conversion of redeemable Units to common shares ..........           5          528        0         533         (533)           0
  Net income ...............................................         354       29,535        0      29,889        5,501            0
  Issuance of Share Grants, net of deferred compensation ...          12        1,178        0       1,190            0            0
  Distributions declared and paid ($1.98 per Unit) .........        (474)     (39,659)       0     (40,133)      (7,297)           0
  Adjustment to reflect limited partners' redeemable capital
      at redemption value at balance sheet date ...............        2           10        0          12          (12)           0
                                                                 -------      -------     ----    --------       ------        -----

Balance, December 31, 1997 .................................       3,907      283,724  115,000     402,631      110,866            0

  Proceeds from exercise of share options ..................          37        3,670        0       3,707            0            0
  Proceeds from Share Builder Plan .........................          35        3,514        0       3,549            0            0
  Proceeds of 3,311 common share offering, net of under-
   writing discounts and issuance costs of $1,861 ..........         875       86,655        0      87,530            0            0
  Proceeds of 2,000 preferred share offering ...............         (13)      (1,314)  50,000      48,673            0            0
  Contributions related to property acquisitions ...........         829         (829)       0           0       82,881        4,500
  Issuance of shares for trustee compensation ..............           0           40        0          40            0            0
  Conversion of redeemable Units to common shares ..........         168       16,603        0      16,771      (16,771)           0
  Net income ...............................................         352       27,688        0      28,040        7,142            0
  Issuance of Share Grants, net of deferred compensation ...          13        1,327        0       1,340            0            0
  Distributions declared and paid ($2.02 per Unit) .........        (623)     (49,714)       0     (50,337)     (11,989)           0
  Adjustment to reflect limited partners' redeemable capital
   at redemption value at balance sheet date ...............         145       14,321        0      14,466      (14,466)           0
                                                                 -------      -------  -------    --------      -------       ------
Balance, December 31, 1998 .................................   $   5,725     $385,685 $165,000   $ 556,410    $ 157,663    $   4,500
                                                                 =======      =======  =======    ========      =======       ======

The accompanying notes are an integral part of these consolidated statements.

                        GABLES REALTY LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Amounts in Thousands, Except Per Unit Amounts)


                                                                       Years Ended December 31,
                                                                 ------------------------------------

                                                                    1998        1997          1996
                                                                 ---------   ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..................................................   $  45,434    $  39,553    $  26,910
Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization ............................      41,634       26,186       20,240
   Equity in income of joint ventures .......................        (359)        (320)        (280)
   Gain on sale of real estate assets .......................           0       (5,349)           0
   Long-term compensation expense ...........................       1,072          574          408
   Loss on treasury locks ...................................       5,637        1,178            0
   Extraordinary loss .......................................           0          712          631
   Amortization of discount on long-term liability ..........         576            0            0
   Change in operating assets and liabilities:
     Restricted cash ........................................      (2,822)       4,616       (2,366)
     Other assets ...........................................     (12,220)      (1,055)        (282)
     Other liabilities, net .................................      11,195        3,424        6,368
                                                                 --------       ------      -------
          Net cash provided by operating activities .........      90,147       69,519       51,629
                                                                 --------       ------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition and construction of real estate assets ..........    (358,263)    (241,585)    (194,886)
Investment in mortgage note receivable ......................           0            0      (21,505)
Net proceeds from sale of real estate assets ................           0       13,174        3,968
Long-term land lease payments ...............................      (1,000)      (1,000)      (1,500)
Distributions received from joint ventures ..................         408          442          327
                                                                 --------      -------      -------
     Net cash used in investing activities ..................    (358,855)    (228,969)    (213,596)
                                                                 --------       ------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common share offerings, net of issuance costs .      87,530       62,517       93,484
Proceeds from preferred share offering, net of issuance costs           0      110,991            0
Proceeds from preferred Unit offering, net of issuance costs       48,673
Payment of filing costs for shelf registration statement ....           0            0          (97)
Proceeds from the exercise of share options .................       3,707        3,121        1,430
Share Builder Plan contributions ............................       3,549           61           32
Payments of deferred financing costs ........................      (1,713)        (440)      (1,668)
Treasury lock settlement payments ...........................      (6,723)           0            0
Notes payable proceeds ......................................     538,522      233,849      282,569
Notes payable repayments ....................................    (328,000)    (188,808)    (178,507)
Principal escrow deposits ...................................        (697)        (684)        (768)
Preferred distributions paid ................................      (9,939)      (3,739)           0
Common distributions paid ($2.02, $2.47 and $1.93 per Unit) .     (62,326)     (58,624)     (38,652)
                                                                 --------       ------      -------
     Net cash provided by financing activities ..............     272,583      158,244      157,823
                                                                 --------       ------      -------

Net change in cash and cash equivalents .....................       3,875       (1,206)      (4,144)
Cash and cash equivalents, beginning of period ..............       3,179        4,385        8,529
                                                                 --------       ------      -------
Cash and cash equivalents, end of period ....................   $   7,054    $   3,179    $   4,385
                                                                 ========       ======      =======

Supplemental disclosure of cash flow information:
     Cash paid for interest .................................   $  43,210    $  29,777    $  24,749
     Interest capitalized ...................................       8,737        5,161        4,373
                                                                 --------       ------      -------
     Cash paid for interest, net of amounts capitalized .....   $  34,473    $  24,616    $  20,376
                                                                 ========       ======      =======

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in Thousands, Except Property and Per Unit Information
--------------------------------------------------------------

1. ORGANIZATION AND FORMATION OF THE OPERATING PARTNERSHIP

Gables Realty Limited Partnership (the "Operating Partnership" or "Gables") is the entity through which Gables Residential Trust (the "Company"), a real estate investment trust (a "REIT"), conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. In 1993, the Company was formed under Maryland law and the Operating Partnership was organized as a Delaware limited partnership to continue and expand the multifamily apartment community management, development, construction and acquisition operations of its privately owned predecessor organization. The Company completed its initial public offering on January 26, 1994 (the "IPO"). The Operating Partnership's third party management businesses are conducted through two subsidiaries, Central Apartment Management, Inc., a Texas corporation, and East Apartment Management, Inc., a Georgia corporation.

The Company was an 80.3% economic owner of the common equity of the Operating Partnership as of December 31, 1998. The Company controls the Operating Partnership through Gables GP, Inc. ("GGPI"), a wholly-owned subsidiary of the Company and the sole general partner of the Operating Partnership (this structure is commonly referred to as an umbrella partnership REIT or "UPREIT"). The board of directors of GGPI, the members of which are the same as the members of the Board of Trustees of the Company, manages the affairs of the Operating Partnership by directing the affairs of GGPI. The Company's limited partner and indirect general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners. Generally, the other limited partners of the Operating Partnership are persons who contributed their direct or indirect interests in certain properties to the Operating Partnership primarily in connection with the IPO, the South Florida Acquisition and the Greystone Acquisition (as defined herein). The Operating Partnership is obligated to redeem each common unit of limited partnership interest ("Unit") held by a person other than the Company, at the request of the holder thereof, for cash equal to the fair market value of a share of the Company's common shares at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one common share or cash. The Company presently anticipates that it will elect to issue its common shares to acquire Units presented for redemption, rather than paying cash. Such limited partners' redemption rights are reflected in "limited partners' capital interest" in the accompanying consolidated balance sheets at the cash redemption amount at the balance sheet date. With each such redemption the Company's percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues common shares or preferred shares, the Company is obligated to contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership is obligated to issue an equivalent number of common or preferred units, as applicable, to the Company.

Distributions to holders of Units are made to enable distributions to be made to the Company's shareholders under its dividend policy. Federal income tax laws require the Company, as a REIT, to distribute 95% of its ordinary taxable income. The Operating Partnership makes distributions to the Company to enable it to satisfy this requirement.

As of December 31, 1998, Gables owned 84 completed multifamily apartment communities comprising 24,625 apartment homes, of which 39 were developed and 45 were acquired by Gables, and an indirect 25% general partner interest in two apartment communities developed by Gables comprising 663 apartment homes. Two of the completed communities comprising 642 apartment homes were in the lease-up stage at December 31, 1998. Gables also owned five multifamily apartment communities that were under construction at December 31, 1998 that are expected to comprise 1,613 apartment homes upon completion. As of December 31, 1998, Gables owned parcels of land for the future development of seventeen apartment communities expected to comprise an estimated 4,093 apartment homes. There can be no assurance that Gables will develop such land. Additionally, Gables has contracts or options to acquire additional parcels of land. There can be no assurance that Gables will acquire these land parcels, however it is Gables' intent to develop an apartment community on each such land parcel, if purchased. See Note 14 for certain events occurring subsequent to December 31, 1998.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in Thousands, Except Property and Per Unit Information
--------------------------------------------------------------

2. PORTFOLIO ACQUISITIONS

On April 1, 1998, Gables acquired the properties and operations of Trammell Crow Residential South Florida ("TCR/SF"), which consisted of fifteen multifamily apartment communities containing a total of 4,197 apartment homes, and all of TCR/SF's residential construction and development and third party management activities in South Florida (collectively, the "South Florida Acquisition"). In consideration for such properties and operations, Gables (i) paid $155.0 million in cash, (ii) assumed approximately $135.9 million of tax-exempt debt and (iii) issued approximately 2,348 Units valued at approximately $64.9 million. In addition, up to $12.5 million of the purchase price was deferred by Gables until January 1, 2000, at which time Gables will issue a number of Units equal in value to such deferred amount. The acquisition increased the size of Gables' portfolio under management on April 1, 1998 from approximately 28,000 to 40,000 apartment homes.

The South Florida Acquisition has been accounted for under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16. Accordingly, assets acquired and liabilities assumed have been recorded at their estimated fair values. The accompanying consolidated statements of operations include the operating results of TCR/SF since April 1, 1998, the closing date of the South Florida Acquisition. The following unaudited pro forma information for the years ended December 31, 1998 and 1997 has been prepared assuming the South Florida Acquisition had been consummated on January 1, 1997. The unaudited pro forma information (i) includes the historical operating results of the properties and activities acquired and (ii) does not purport to be indicative of the results which actually would have been obtained had the South Florida Acquisition been consummated on January 1, 1997, or which may be attained in future periods.

                                                        Years Ended December 31,
                                                           1998          1997
                                                         --------      --------
Total revenues                                           $226,652      $180,671
Income available to common unitholders before
     extraordinary loss                                    34,632        28,711
Net income available to common unitholders                 34,632        28,165
Per Unit information:
          Income before extraordinary loss - basic          $1.12         $1.45
          Net income - basic                                $1.12         $1.42
          Income before extraordinary loss - diluted        $1.12         $1.44
          Net income - diluted                              $1.12         $1.41

In  April,  1998,  Gables  acquired  four  multifamily   apartment   communities
comprising  a total of 913  apartment  homes  located  in  Houston,  Texas  (the
"Greystone Acquisition"). In connection with such acquisition, Gables assumed approximately $31.0 million of indebtedness, at fair value, and issued approximately 665 Units valued at approximately $18.0 million. In addition, Gables has accrued approximately $0.5 million as of December 31, 1998 for a portion of the purchase price that was deferred by Gables, the payment of which is contingent upon 1999 economic performance. Gables will issue a number of Units equal in value to the amount due once determined.

3. SECONDARY OFFERINGS AND ISSUANCES OF OPERATING PARTNERSHIP UNITS

SECONDARY COMMON SHARE OFFERINGS

Since the IPO, the Company has issued a total of 14,831 common shares in eight offerings generating $347,771 in net proceeds which were generally used (i) to reduce outstanding indebtedness under interim financing vehicles utilized to fund Gables' development and acquisition activities (the "Interim Financing Vehicles") and (ii) for general working capital purposes including funding of future development and acquisition activities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in Thousands, Except Property and Per Unit Information
--------------------------------------------------------------

PREFERRED SHARE OFFERINGS

On July 24, 1997, the Company issued 4,600 shares of 8.30% Series A Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share) (the "Series A Preferred Shares"). The net proceeds from this offering of approximately $111.0 million were used to reduce outstanding indebtedness under the Interim Financing Vehicles. The Series A Preferred Shares, which may be redeemed by the Company at $25.00 per share, plus accrued and unpaid dividends, on or after July 24, 2002, have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company.

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

ISSUANCES OF COMMON OPERATING PARTNERSHIP UNITS

Since the IPO, Gables has issued a total of 3,917 Units in connection with the South Florida Acquisition, the Greystone Acquisition and the acquisition of operating apartment communities and a parcel of land for future development.

ISSUANCE OF PREFERRED OPERATING PARTNERSHIP UNITS

On November 12, 1998, the Operating Partnership issued 2,000 of its 8.625% Series B Preferred Units (the "Series B Preferred Units") to an institutional investor. The net proceeds from this issuance of approximately $48.7 million were used to reduce outstanding indebtedness under the Interim Financing
Vehicles. The Series B Preferred Units may be redeemed by the Company at its option after November 14, 2003 and are exchangeable by the holder into 8.625% Series B Cumulative Redeemable Preferred Shares of the Company on a one-for-one basis. This exchange right is generally not exercisable until after November 14, 2008. The Series B Preferred Units have no stated maturity, sinking fund, or mandatory redemption.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Gables engages in the multifamily apartment community management, development, construction, and acquisition businesses, including the provision of related brokerage and corporate rental housing services. Gables' operating performance relies predominantly on net operating income from the multifamily apartment communities it owns which are located in nine core cities in Texas, Georgia, Florida and Tennessee.

BASIS OF PRESENTATION

The accompanying consolidated financial statements of Gables Realty Limited Partnership include the consolidated accounts of Gables Realty Limited Partnership and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

RECLASSIFICATIONS

Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in Thousands, Except Property and Per Unit Information
--------------------------------------------------------------

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

REAL ESTATE ASSETS AND DEPRECIATION

Real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. The cost of buildings and improvements includes interest, property taxes, insurance and allocated development overhead incurred during the construction period. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments are capitalized and depreciated over their useful lives. Depreciation is computed on a straight-line basis over the useful lives of the real estate assets (buildings and improvements 19-40 years; furniture, fixtures and equipment 5-10 years).

INVESTMENT IN JOINT VENTURES

Gables'  25%  general   partner   interests  in  Arbors  of  Harbortown  JV  and
Metropolitan Apartments JV are accounted for on the equity method of accounting.

REVENUE RECOGNITION

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

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, all investments purchased with an original maturity of three months or less are considered to be cash equivalents.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in Thousands, Except Property and Per Unit Information
--------------------------------------------------------------

INTEREST RATE PROTECTION AGREEMENTS

In the ordinary course of business, Gables is exposed to interest rate risks. Gables' senior management periodically seeks input from third party consultants regarding market interest rate and credit risk in order to evaluate its interest rate exposure. In certain situations, Gables may utilize derivative financial instruments, in the form of rate caps, rate swaps or rate locks, to hedge interest rate exposure by modifying the interest rate characteristics of related balance sheet instruments and prospective financing transactions. Gables does not utilize such instruments for trading or speculative purposes. Derivatives used as hedges must be effective at reducing the risk associated with the exposure being hedged, correlate in nominal amount, rate, and term with the balance sheet instrument being hedged, and must be designated as a hedge at the inception of the derivative contract.

Lump sum payments made or received at the inception or settlement of derivative instruments designated as hedges are capitalized and amortized as an adjustment to interest expense over the life of the associated balance sheet instrument. Monthly amounts paid or received under rate cap and rate swap hedge agreements are recognized as adjustments to interest expense as incurred. In the event that circumstances arise that indicate that an existing derivative instrument no longer meets the hedge criteria described above, the derivative is marked to market in the statement of operations.

In anticipation of a projected seven-year debt offering, Gables entered into two forward treasury lock agreements in late 1997. The timing and amount of the projected debt offering was modified several times as a result of unanticipated capital transactions, including the South Florida Acquisition. The treasury lock agreements were extended to align with the projected timing of the debt offering. The treasury lock agreement in place in September, 1998 was terminated due to certain economic conditions affecting the unsecured debt market. For the years ended December 31, 1998 and 1997, Gables recognized mark to market losses of $5,637 and $1,178, respectively, upon the expiration of the original and extended terms of the treasury lock agreements since the required hedge criteria no longer existed at those dates.

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

INCOME TAXES

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

RECENT ACCOUNTING PRONOUNCEMENTS

Gables adopted SFAS No. 130, "Reporting Comprehensive Income," during 1998. SFAS No. 130 established standards for reporting and disclosing comprehensive income (defined as revenues, expenses, gains and losses that under GAAP are not included in net income) and its components. As of December 31, 1998, Gables had no items of other comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in Thousands, Except Property and Per Unit Information
--------------------------------------------------------------

In June, 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued establishing accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for Gables beginning January 1, 2000. The impact of SFAS No. 133 on Gables' financial statements will depend on the extent, type and effectiveness of Gables' hedging activities. SFAS No. 133 could increase volatility in net income and other comprehensive income.

5. NOTES PAYABLE

Notes payable consist of the following:
                                                        December 31,
                                                 1998               1997
                                                ------             ------
         Secured conventional fixed-rate       $125,546          $ 96,135
         Unsecured conventional fixed-rate      323,442           158,526
         Tax-exempt fixed-rate                   90,730            60,150
                                                -------           -------
                   Total fixed-rate             539,718           314,811
         Tax-exempt variable-rate               150,070            44,930
         Unsecured credit facilities            123,000            75,621
                                                -------           -------
                   Total notes payable         $812,788          $435,362
                                                =======           =======

SECURED CONVENTIONAL FIXED-RATE NOTES PAYABLE

At December 31, 1997, the fixed-rate notes payable were comprised of five loans collateralized by seven apartment communities included in real estate assets. At December 31, 1997, the interest rates on these notes payable ranged from 7.13% to 8.77% (weighted average of 8.14%) and the maturity dates ranged from May, 2003 to December, 2009.

In April, 1998, Gables assumed $31,029 of indebtedness, at fair value, in connection with the Greystone Acquisition.

At December 31, 1998, the fixed-rate notes payable are comprised of nine loans collateralized by eleven apartment communities included in real estate assets. At December 31, 1998, the interest rates on these notes payable ranged from 6.75% to 8.77% (weighted average of 7.80%) and the maturity dates ranged from May, 2003 to December, 2015. Principal amortization payments are required on a monthly basis for all notes payable based on amortization schedules ranging from 25 to 30 years.

UNSECURED CONVENTIONAL FIXED-RATE NOTES PAYABLE

At December 31, 1997, the unsecured, fixed-rate notes payable were comprised of four loans. At December 31, 1997, the interest rates on these notes payable ranged from 6.10% to 8.62% (weighted average of 7.78%) and the maturity dates ranged from November, 2001 to December, 2007.

In March, 1998, Gables issued $100,000 of senior unsecured notes which bear interest at 6.80%, were priced to yield 6.84% and mature in March, 2005. In October, 1998, Gables issued (i) $50,000 of senior unsecured notes which bear interest at 6.55%, were priced to yield 6.59% and mature in October, 2000 and
(ii) $15,000 of senior unsecured notes which bear interest at 6.60%, were priced at par and mature in October, 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in Thousands, Except Property and Per Unit Information
--------------------------------------------------------------

In November, 1998, Gables acquired a parcel of land and assumed $829 of indebtedness associated therewith. Such indebtedness bears interest at 5.25%, requires principal amortization payments over its 20 year term, and has a maturity of November, 2018.

At December 31, 1998, the unsecured fixed-rate notes payable were comprised of eight loans. At December 31, 1998, the interest rates on these notes payable ranged from 5.25% to 8.62% (weighted average of 7.20%) and the maturity dates ranged from October, 2000 to November, 2018. Principal amortization payments are required on certain of these loans based on amortization schedules ranging from 20 to 30 years.

TAX-EXEMPT FIXED-RATE NOTES PAYABLE

At December 31, 1998 and 1997, the tax-exempt, fixed-rate indebtedness was comprised of five and two loans, respectively. One such loan outstanding at December 31, 1998 and 1997 has a principal balance of $48,365, and is collateralized by three communities induced for tax-exempt financing and three additional communities. Principal amortization payments based on a 30 year amortization schedule are required on a monthly basis. These payments are retained in an escrow account and are not applied to reduce the outstanding principal balance of the loan. Principal payments through December 31, 1998 and 1997 are included in restricted cash in the accompanying balance sheets. The note payable bears interest at 6.38% and matures in August, 2004. The three underlying tax-exempt bond issues mature in August, 2024. The second loan, with an outstanding principal balance of $11,630 and $11,785 as of December 31, 1998 and 1997, respectively, represents a tax-exempt bond financing secured by one apartment community. The bond issue was credit enhanced for an annual fee of 0.60% and bears interest at a weighted average rate of 7.03% on a fixed basis for 30 years. Gables is required to make monthly escrow payments each year totaling the annual principal payment due to the bondholders in the month of January thereafter.

On April 1, 1998, Gables assumed three bond issues totaling $30,735 in connection with the South Florida Acquisition. Two of the bond issues bear interest at 4.75% and are enhanced by letters of credit provided by a letter of credit facility entered into on April 1, 1998 (the "Florida Enhancement Facility"). The fee for the letters of credit is 1.0% per annum. The Florida Enhancement Facility has an initial term of 10 years and has three five-year extension options. The third bond issue bears interest at 5.75% and is not currently enhanced by a letter of credit. Such bond issue may be refunded and upon such refunding will be enhanced by the Florida Enhancement Facility. The Florida Enhancement Facility is collateralized by (i) each apartment community induced for tax-exempt financing for which a letter of credit is issued and outstanding thereunder and (ii) two additional communities. The maturity dates of the three bond issues range from February, 2004 to April, 2009. The bonds do not require principal amortization payments.

TAX-EXEMPT VARIABLE-RATE NOTES PAYABLE TOTALING $44,930

At December 31, 1998 and 1997, the variable-rate mortgage notes payable securing tax-exempt bonds totaling $44,930 were comprised of four loans, each of which is collateralized by an apartment community included in real estate assets. These bonds bear interest at a variable rate of interest, adjusted weekly based upon a negotiated rate. The interest rate in effect at December 31, 1998 and 1997 was 4.1% and 4.2%, respectively. Tax-exempt variable rates are, and historically have been, significantly higher at year-end than during the year. The effective interest rates were 3.5%, 3.7% and 3.5% for the years ended December 31, 1998, 1997 and 1996, respectively. The bonds are currently enhanced by four letters of credit provided by a letter of credit facility entered into in October, 1997. The fee for these letters of credit was 1.5% per annum through June, 1995, 1.25% per annum through March, 1996, 1.0% through September, 1997 and is currently 0.95% per annum. The letter of credit facility has an initial term of five years and has unlimited one-year extension options. Gables has exercised the first of its one-year extension options resulting in a maturity date for the facility of October, 2003. Three of the underlying bond issues mature in December, 2007 and the fourth underlying bond issue matures in August, 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in Thousands, Except Property and Per Unit Information
--------------------------------------------------------------

TAX-EXEMPT VARIABLE-RATE NOTES PAYABLE TOTALING $105,140

On April 1, 1998, Gables assumed five bond issues totaling $105,140 in connection with the South Florida Acquisition. At December 31, 1998, the interest rates on these bonds ranged from 3.45% to 4.05% (weighted average of 3.81%) and the maturity dates of the underlying bond issues ranged from August, 2006 to September, 2008. The effective interest rate for these bonds averaged 3.6% for the period from April 1, 1998 to December 31, 1998. The bonds are enhanced by letters of credit provided by the Florida Enhancement Facility described above.

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

Borrowings bore interest at LIBOR plus 1.50% (reduced from 1.65% in November, 1996) through April, 1997. In April, 1997, Gables' borrowing costs under the facility were reduced to LIBOR plus 1.10% in connection with Gables' attainment of senior unsecured debt ratings of BBB from Standard and Poor's and Baa2 from Moody's Investors Service (the "Credit Ratings"). In August, 1997, Gables' borrowing costs were renegotiated and were reduced to LIBOR plus 0.80%. Additionally, a competitive bid option was added for up to 50% of the total commitment. As of December 31, 1998, Gables had $110.0 million in borrowings outstanding under the facility and, therefore, had $115.0 million of remaining capacity on the $225.0 million available commitment.

$25 MILLION CREDIT FACILITY

In November, 1996, Gables closed an unsecured revolving credit facility that currently provides for up to $25 million in borrowings. This facility has an initial term of one year and has unlimited one-year extension options. Gables has exercised two of its one-year extension options resulting in a maturity date for the facility of October, 1999. Borrowings bore interest under this facility at LIBOR plus 1.50% through April, 1997. In April, 1997, Gables' borrowing costs were reduced to LIBOR plus 1.10% in connection with the attainment of the Credit Ratings. In August, 1997, Gables' borrowing costs were renegotiated and were reduced to LIBOR plus 0.80%. As of December 31, 1998, Gables had no borrowings outstanding under this facility.

$25 MILLION BORROWING FACILITY

At December 31, 1998, Gables had $13.0 million in borrowings outstanding under this unsecured credit facility at an interest rate of 6.0%. The facility currently matures on April 28, 1999.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in Thousands, Except Property and Per Unit Information
--------------------------------------------------------------

The  tax-exempt  bonds  contain  certain   covenants  which  require  a  certain
percentage of the apartments in such communities be rented to individuals based upon income levels specified by U.S. government programs, as defined.

MATURITIES

The aggregate maturities of notes payable at December 31, 1998 are as follows:

1999                                                              $16,144
2000                                                               56,912
2001                                                              168,599
2002                                                               86,280
2003                                                               65,601
2004 and thereafter                                               419,252
                                                                 --------
                                                                 $812,788
                                                                 ========

The debt maturities in 2001 include $110,000 of outstanding indebtedness under the $225 Million Credit Facility which has two remaining one-year extension options. The debt maturities in 2003 include $44,930 of tax-exempt bond indebtedness credit-enhanced through a letter of credit facility which has unlimited one-year extension options. Three of the underlying bond issues mature in December, 2007 and the fourth underlying bond issue matures in August, 2024.

JOINT VENTURE INDEBTEDNESS

The Arbors of Harbortown apartment community secures a $16.4 million tax-exempt bond obligation, which is recourse to Gables up to $1.0 million (this amount is fully cash-collateralized and is held by the Arbors of Harbortown JV), bears interest at a variable low-floater rate, has a maturity date of April, 2013, and is payable in monthly installments of interest only. The credit enhancement for the bond obligation expires in May, 2001. The Metropolitan Uptown apartment community secures a conventional fixed-rate loan with $17.8 million outstanding at December 31, 1998, 25% of which has been guaranteed by Gables. The loan has a maturity date of December 31, 2002 and bears interest at a rate of 7.18%.

INTEREST RATE PROTECTION AGREEMENTS

     Gables has four interest rate protection agreements in place at December 31, 1998, the current terms of which are discussed below:

                                     Notional    Strike   Effective  Termination
Description of Agreement              Amount     Price      Date        Date
------------------------              ------    -------  ----------  ----------

LIBOR, 30-day - "Rate Cap"            $44,530   6.25%(a)  01/27/94   01/30/99
LIBOR, 30-day - "Knock-out Rate Swap"  44,530   5.35%(a)  08/30/96   08/30/99(b)
LIBOR, 30-day - "Knock-out Rate Swap"  25,000   5.76%(a)  02/27/98   02/27/00(c)
LIBOR, 30-day - "Rate Swap"            40,000   4.79%(a)  11/30/98   09/29/00

(a)  The 30-day LIBOR rate in effect at December 31, 1998 was 5.63%.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in Thousands, Except Property and Per Unit Information
--------------------------------------------------------------

PLEDGED ASSETS

The aggregate net book value at December 31, 1998 of real estate assets pledged as collateral for indebtedness was $473,336.

6. COMMITMENTS AND CONTINGENCIES

OFFICE LEASES

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

7. EXTRAORDINARY LOSS

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

Extraordinary loss of $631 for the year ended December 31, 1996 represents the write-off of unamortized deferred financing costs associated with the early retirement of a credit facility that was refinanced.

8. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Disclosure about the estimated fair value of financial instruments is based on pertinent information available to management as of December 31, 1998. Such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

CASH EQUIVALENTS

Gables estimates that the fair value of cash equivalents approximates carrying value due to the relatively short maturity of these instruments.

NOTES PAYABLE

Gables estimates that the fair value of notes payable approximates carrying value based upon its effective current borrowing rate for issuance of debt with similar terms and remaining maturities.

INTEREST RATE PROTECTION AGREEMENTS

The estimated fair value and the net carrying value of the $44,530 interest rate cap agreement at December 31, 1998 is $0 and $11, respectively. The estimated fair value of the three interest rate swap agreements is $(161) at December 31, 1998. The estimated fair value for these agreements is based on the value of cash flows arising in the difference in the strike price per the agreements and projected LIBOR rates over the remaining term of these agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in Thousands, Except Property and Per Unit Information
--------------------------------------------------------------

9.  EARNINGS PER UNIT

Basic earnings per Unit are computed based on net income available to common unitholders and the weighted average number of common Units outstanding. Diluted earnings per Unit reflect the assumed issuance of common Units under share option and incentive plans. The numerator and denominator used for both basic and diluted earnings per Unit computations are as follows:


                                                    Years Ended December 31,
                                                  1998       1997        1996
                                                 ------     ------      ------
BASIC AND DILUTED INCOME AVAILABLE TO
  COMMON UNITHOLDERS (NUMERATOR):
Income before extraordinary loss                 $35,182    $36,102     $27,541
Extraordinary loss                                     0       (712)       (631)
Net income                                        35,182     35,390      26,910

COMMON UNITS (DENOMINATOR):
Average Units outstanding - basic                 30,212     23,441      20,194
Incremental Units from assumed  conversions of:
   Stock options                                     128        150          89
                                                  ------    -------      ------
Average Units outstanding - diluted               30,340     23,591      20,283
                                                  ======    =======      ======

10. SEGMENT REPORTING

Gables adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," during 1998. SFAS No. 131 established standards for reporting financial and descriptive information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Gables' chief operating decision maker is its senior management group.

Gables owns, operates and develops multifamily apartment communities in nine major markets located in Texas, Georgia, Florida and Tennessee. Such apartment communities generate rental revenue and other income through the leasing of apartment homes to a diverse base of residents. Gables evaluates the performance of each of its apartment communities on an individual basis. However, because each of the apartment communities have similar economic characteristics, residents, and products and services, the apartment communities have been aggregated into one reportable segment. This segment comprises 97% of Gables' total revenues for the year ended December 31, 1998.

The primary financial measure for Gables' reportable business segment is net operating income ("NOI"), which represents total property revenues less property operating and maintenance expenses (as reflected in the accompanying statements of operations). Accordingly, NOI excludes certain expenses included in the determination of net income. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. The NOI yield or return on total capitalized costs is an additional measure of financial performance. NOI from apartment communities totaled $138,778, $91,101 and $70,778 for the years ended December 31, 1998, 1997 and 1996, respectively. All other segment measurements are disclosed in Gables' consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in Thousands, Except Property and Per Unit Information
--------------------------------------------------------------

Gables also provides management, brokerage, corporate apartment home and development and construction services to third parties. These operations on an individual and aggregate basis do not meet the quantitative thresholds for segment reporting per SFAS No. 131.

11. PROFIT SHARING PLAN

Eligible employees of Gables may participate in a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code. Under the plan, employees may defer a portion of their salary on a pre-tax basis. Gables also has the discretion to make matching contributions, currently equal to 50% of an employee's first 4% salary deferral contribution. Expenses under this plan for the years ended December 31, 1998, 1997 and 1996 were not material.

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

12. DISTRIBUTIONS AND SHARE BUILDER PLAN

The Company has declared and paid distributions to common unitholders for the years ended December 31, 1998, 1997 and 1996 as follows:

                  Per Share Dividends
                  -------------------
                First Qtr. to    Fourth
     Year        Fourth Qtr.       Qtr.
    ------       -----------      ------
     1998           $2.02          $0.51  (a)
     1997            1.98           0.50  (a)
     1996            1.94           0.49  (b)

(a) The fourth quarter distributions in 1998 and 1997 were declared and paid in December 1998 and 1997, respectively.

(b) The fourth quarter distributions for 1996 were declared in December, 1996 and were paid in January, 1997.

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

13. 1994 SHARE OPTION AND INCENTIVE PLAN

The Company adopted the 1994 Share Option and Incentive Plan (the "Plan") to provide incentives to officers, employees and non-employee trustees. The Plan provides for the grant of options to purchase a specified number of common shares ("Options") or the grant of restricted or unrestricted common shares ("Restricted Shares" or "Unrestricted Shares"). Under the Plan, as amended, the total number of shares available for grant is 9% of the total number of common shares and Units (other than common shares or Units held by the Company or its subsidiaries) outstanding at any time and the number of common shares which may be issued as Restricted Shares or Unrestricted Shares is equal to 50% of the number of shares available for issuance under the Plan at such time. The Operating Partnership will issue a Unit for each common share of the Company issued under the Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in Thousands, Except Property and Per Unit Information
--------------------------------------------------------------

To date, Options have been granted in two or more series during each of 1994 through 1998 with an exercise price equal to the fair value of the Company's common shares on the dates the Options were granted. The Options granted are generally exercisable in installments over three years beginning one year after the date of grant. At December 31, 1998, 2,022 common shares are subject to outstanding Options granted to officers, employees and trustees of the Company, of which Options to purchase approximately 608 shares are currently exercisable.

The total number of common shares reserved for issuance under the Plan at December 31, 1998 is 2,948, which is equal to 9% of the total number of common shares and Units outstanding at that time.

A summary of the Options activity for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                       1998              1997              1996
                                      ------            ------            ------
Outstanding at beginning of year        937               904               773
Granted                               1,305               235               270
Forfeited                               (56)              (55)              (72)
Exercised                              (164)             (147)              (67)
                                      -----            ------            ------
Outstanding at end of year            2,022               937               904
                                      =====            ======            ======

Option prices:
Granted                    $26.750- $27.625  $25.000- $25.500  $22.750- $23.000
Forfeited                   19.500-  27.625   19.500-  25.500   19.500-  22.750
Exercised                   19.125-  25.500   19.500-  22.750   19.500-  22.500
Outstanding at end of year  19.125-  27.625   19.125-  25.500   19.125-  23.000

Gables accounts for stock options issued under the Plan in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized, since all options have been granted with an exercise price equal to the fair value of the Company's common shares on the date of grant. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123 (FAS 123) "Accounting for Stock-Based Compensation," Gables' net income and earnings per Unit would have been reduced to the following pro forma amounts:

                                                 1998      1997       1996
                                                ------    ------     ------
Net income available to
common unitholders:        As Reported         $35,182   $35,390    $26,910
                           Pro Forma            34,639    35,130     26,762

Basic earnings per Unit:   As Reported            1.16      1.51       1.33
                           Pro Forma              1.14      1.50       1.33

Diluted earnings per Unit: As Reported            1.16      1.50       1.32
                           Pro Forma              1.14      1.49       1.32

Because the FAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The weighted average fair value of options granted is $1.92, $2.14 and $1.91 for 1998, 1997 and 1996, respectively. The fair value of each option grant as of the date of grant has been estimated using the Black-Scholes option pricing models with the following weighted-average assumptions for grants in 1998, 1997 and 1996, respectively: risk free interest rates of 4.84%, 6.45% and 6.44%; expected lives of 6.39, 3.91 and 4.90; dividend yields of 7.55%, 7.99% and 8.43%, and expected volatility of 18%, 18% and 19%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in Thousands, Except Property and Per Unit Information
--------------------------------------------------------------

The Company has made the following grants of Restricted Shares and Unrestricted Shares (the "Share Grants") under the Plan:

           Number of     Number of
          Unrestricted  Restricted  Per Share
Grant        Shares       Shares      Grant
 Date       Granted      Granted      Value    Vesting Period for Restricted Shares
------     ---------    ---------    -------   ------------------------------------
2-21-97        23          46       $25.8750   Two equal annual installments beginning 1-1-98
2-12-98        13          40        26.6875   Three equal annual installments beginning 1-1-99
4-01-98         3           9        27.0625   Three equal annual installments beginning  4-1-99
2-09-99        11          34        23.2500   Three equal annual installments beginning 1-1-00
2-09-99         5           9        23.2500   Two equal annual installments beginning 1-1-00

The value of the Unrestricted Shares granted is accrued as long-term compensation expense in the year the related service was provided. Upon issuance of the Share Grants, the value of the Units issued is recorded to partners' capital and the value of the Restricted Shares is recorded as a reduction to partners' capital as deferred compensation. Such deferred compensation is amortized ratably over the term of the vesting period. During 1998, 7 Restricted Shares were forfeited and the appropriate adjustments were made to partners' capital and compensation expense.

14. SUBSEQUENT  EVENTS (Unaudited as to events occurring  subsequent to March 5,
1999)

On March 4, 1999, Gables sold an apartment community located in Atlanta comprising 213 apartment homes for $19.3 million. The net proceeds were initially used to paydown outstanding borrowings under Gables' $225 Million Credit Facility.

On March 22, 1999, the Company announced a common share repurchase program pursuant to which the Company is authorized to purchase up to $50 million of its outstanding common shares. The Company plans to repurchase shares from time to time in open market and privately negotiated transactions, depending on market prices and other conditions using proceeds from sales of selected assets.

On March 26, 1999, Gables entered into a joint venture agreement with an affiliate of J.P. Morgan Investment, Inc. ("J.P. Morgan"). The business purpose of the venture is to develop, own and operate seven multifamily apartment communities located in four of Gables' nine markets, which are expected to comprise 2,181 apartment homes. As of December 31, 1998, Gables (i) had commenced construction of four of the communities, (ii) owned the land for the future development of two of the communities and (iii) owned the acquisition right for the land for the future development of one of the communities. The capital budget for the development of the seven communities is approximately $213 million and is anticipated to be funded with 50% debt and 50% equity. The equity component will be funded 80% by J.P. Morgan and 20% by Gables. Gables' portion of the equity will be funded through a contribution of cash and property. Gables will serve as the managing member of the venture and will have responsibility for all day-to-day operating issues. Gables will also serve as the general contractor during construction and as the property manager.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in Thousands, Except Property and Per Unit Information
--------------------------------------------------------------

15.   QUARTERLY FINANCIAL INFORMATION (Unaudited)

Quarterly financial information for the years ended December 31, 1998 and 1997 is as follows:

                                               Year Ended December 31, 1998
                                             --------------------------------
                                          First       Second    Third     Fourth
                                          Quarter     Quarter   Quarter  Quarter
                                        ----------------------------------------

Total revenues                            $41,490    $56,176    $59,214  $59,744
Gain on sale of real estate assets              0          0          0        0
Loss on treasury locks                     (1,811)      (199)    (3,627)       0
Income before extraordinary loss            9,198     11,706     10,086   14,444
Extraordinary loss                              0          0          0        0
Net income                                  9,198     11,706     10,086   14,444
Net income available to common unitholders 6,812 9,312 7,644 11,414 Basic earnings per common unit:
   Income before extraordinary loss          0.26       0.32       0.23     0.35
   Net income                                0.26       0.32       0.23     0.35
Diluted earnings per common unit:
   Income before extraordinary loss          0.26       0.32       0.23     0.35
   Net income                                0.26       0.32       0.23     0.35


                                               Year Ended December 31, 1997
                                             --------------------------------
                                          First       Second    Third     Fourth
                                          Quarter     Quarter   Quarter  Quarter
                                        ----------------------------------------

Total revenues                            $32,232    $33,741   $36,893  $40,572
Gain on sale of real estate assets          4,858          0       491        0
Loss on treasury locks                          0          0         0   (1,178)
Income before extraordinary loss           12,310      7,925    10,594    9,436
Extraordinary loss                           (712)         0         0        0
Net income                                 11,598      7,925    10,594    9,436
Net income available to common unitholders 11,598      7,925     8,819    7,048
Basic earnings per common unit:
   Income before extraordinary loss          0.54       0.34      0.38     0.28
   Net income                                0.51       0.34      0.38     0.28
Diluted earnings per common unit:
   Income before extraordinary loss          0.53       0.34      0.38     0.28
   Net income                                0.50       0.34      0.38     0.28

GABLES REALTY LIMITED PARTNERSHIP                                   Schedule III

Real Estate Investments and Accumulated Depreciation as of December 31, 1998 (Dollars in Thousands)

                                                          Costs
                                 Initial Costs           Capital-     Gross Amount at Which
                                   to Gables              ized      Carried at Close of Period                  Year
                                  -----------           Subsequent  --------------------------                Original       Year
Property Type           Related         Buildings and      to             Buildings and         Accumulated  Construction   Gables
and  Location         Encumbrances Land Improvements   Acquisition  Land  Improvements   Total  Depreciation   Complete    Acquired
-------------         ------------ ---- ------------  ------------  ---- --------------  -----  ------------  ---------    --------
COMPLETED APARTMENT COMMUNITIES:                                                                    (1)                       (2)

Houston, TX ........... $75,092   $59,664  $183,231    $124,546   $60,806   $306,635   $367,441  $ 41,173     1981-1998   1987-1998
Atlanta, GA (3)........  76,629    70,437   114,575     198,350    70,670    312,692    383,362    40,960     1945-1998   1983-1998
Boca Raton, FL ........ 135,875    56,079   302,171       1,926    56,079    304,097    360,176     7,219     1984-1998        1998
Dallas, TX ............  14,021    16,306    46,050      60,007    16,306    106,057    122,363    10,957     1985-1996   1993-1997
Memphis, TN ...........  29,494     6,708    23,674      60,790     6,708     84,464     91,172    13,034     1986-1997   1985-1996
Nashville, TN .........  35,235     4,032         0      56,633     4,087     56,578     60,665    16,072     1987-1996   1985-1994
Austin, TX ............       0     9,988    32,242      58,992     9,988     91,234    101,222     5,164     1992-1998   1992-1998
San Antonio, TX........       0     2,839         0      25,194     2,839     25,194     28,033     3,021     1995-1996        1994
Orlando, FL ...........       0     2,477         0      19,069     2,477     19,069     21,546       447          1998        1996
                       -------- ---------  --------   --------- ---------  ---------  ---------  --------
Total  ................$366,346 $ 228,530  $701,943   $ 605,507 $ 229,960 $1,306,020 $1,535,980  $138,047
                       -------- ---------  --------   --------- ---------  ---------  ---------- --------

APARTMENT COMMUNITIES UNDER CONSTRUCTION:

Houston, TX (4)........ $     0 $   4,233    $    0   $   3,467 $   4,233 $    3,467  $   7,700  $      0           n/a        1998
Atlanta, GA (4)........       0     8,667         0       7,351     8,667      7,351     16,018         0           n/a        1997
Boca Raton, FL (4).....       0    19,568         0       5,651    19,568      5,651     25,219         0           n/a        1998
Dallas, TX (4).........       0     2,800         0       5,494     2,800      5,494      8,294         0           n/a        1997
Orlando, FL ...........       0     3,235         0      19,363     3,235     19,363     22,598       192           n/a        1997
                       --------  --------  --------   ---------   -------  ---------  ---------   -------
Total .................$      0   $38,503    $    0   $  41,326 $  38,503 $   41,326  $  79,829  $    192
                       --------  --------  --------   ---------   -------  ---------  ---------   -------

LAND HELD FOR FUTURE DEVELOPMENT OF APARTMENT COMMUNITIES:

Houston, TX ............$     0   $ 7,851  $      0    $      0  $  7,851 $        0  $   7,851  $      0           n/a        1998
Atlanta, GA ............      0    16,765         0           0    16,765          0     16,765         0           n/a   1997-1998
Boca Raton, FL (4)......      0     2,765         0           0     2,765          0      2,765         0           n/a        1998
Dallas, TX (4)..........      0    27,856         0           0    27,856          0     27,856         0           n/a   1994-1998
Memphis, TN ............      0       606         0           0       606          0        606         0           n/a        1996
San Antonio, TX  .......      0     1,549         0        (353)    1,196          0      1,196         0           n/a        1994
Orlando, FL ............      0     9,113         0           0     9,113          0      9,113         0           n/a        1998
                       --------  --------  --------   ---------  --------  ---------  ---------   -------
Total ..................$     0   $66,505  $      0    $   (353) $ 66,152         $0  $  66,152  $      0
                       --------  --------  --------   ---------  --------  ---------  ---------   -------
Grand Totals ..........$366,346  $333,538  $701,943    $646,480  $334,615 $1,347,346 $1,681,961  $138,239
                       ========  ========  ========   =========  ========  ========= ==========   =======

(1) Depreciation of apartment communities is calculated on a straight line basis over an estimated useful life ranging from 19 to 40 years for buildings and improvements and an estimated useful life ranging from 5 to 10 years for furniture, fixtures, and equipment.

(2) The year acquired represents the year Gables acquired a completed community or the year Gables acquired the land for the development of an apartment community.

(3) This location includes one apartment community that was sold in March, 1999.

(4) Each denoted location includes an apartment community under construction or a parcel of land for development of an apartment community, as applicable, that was contributed into a joint venture in March, 1999, in which Gables has an ownership interest.

GABLES REALTY LIMITED PARTNERSHIP                                   Schedule III

Real Estate Investments and Accumulated Depreciation as of December 31, 1998 (Dollars in Thousands)

A summary of activity for real estate investments and accumulated depreciation is as follows:

                                                                                Years ended December 31,
                                                                        -------------------------------------
                                                                         1998          1997           1996
                                                                        ------       --------       ---------
REAL ESTATE INVESTMENTS:

Balance, beginning of year ......................................   $ 1,056,228    $  784,600     $  591,233
Additions:
  Acquisitions, including renovation expenditures ...............       462,237       179,346        128,472
  Development costs incurred, including related land acquisitions       155,541        96,551         65,867
  Capital expenditures for completed communities ................         7,955         4,878          3,854
                                                                    -----------    ----------     ----------
    Total additions .............................................       625,733       280,775        198,193
Sales ...........................................................             0        (9,147)        (4,826)
                                                                    -----------    ----------     ----------
Balance, end of year ............................................   $ 1,681,961   $ 1,056,228    $   784,600
                                                                    ===========    ==========     ==========

ACCUMULATED DEPRECIATION:

Balance, beginning of year ......................................       $98,236       $74,903       $ 57,343
Depreciation ....................................................        40,003        24,655         18,457
Sales ...........................................................             0        (1,322)          (897)
                                                                    -----------   -----------     ----------
Balance, end of year ............................................      $138,239       $98,236        $74,903
                                                                    ===========   ===========     ==========

RECONCILIATION OF DEPRECIATION ABOVE TO STATEMENTS OF OPERATIONS:

Depreciation in rollforward of accumulated depreciation above....       $40,003       $24,655       $18,457
Amortization of prepaid land lease payments (1)..................            84            57            20
                                                                    -----------   -----------     ---------
    Real estate asset depreciation and amortization
    expense reflected in the accompanying statements of operations      $40,087       $24,712       $18,477
                                                                    ===========   ===========     =========
Notes to table above:

(1) Gables has leased two parcels of land pursuant to two long-term land lease agreements. The prepaid lease payments, net of accumulated amortization, are included in other assets in the accompanying balance sheets.