Form 10-Q
period 1999-06-30
GABLES REALTY LIMITED PARTNERSHIP
filed 1999-08-13
CIK 1039797

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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


                                                                           Page
PART I -  FINANCIAL INFORMATION

  Item 1: Financial Statements

          Consolidated Balance Sheets as of June 30, 1999 and
          December 31, 1998                                                   3

          Consolidated Statements of Operations for the three and
          six months ended June 30, 1999 and 1998                             4

          Consolidated Statements of Cash Flows for the six months
          ended June 30, 1999 and 1998                                        5

          Notes to Consolidated Financial Statements                          6

  Item 2: Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          12

  Item 3: Quantitative and Qualitative Disclosures About Market Risk         30


PART II - OTHER INFORMATION                                                  31

  Item 1: Legal Proceedings
  Item 2: Changes in Securities
  Item 3: Defaults Upon Senior Securities
  Item 4: Submission of Matters to a Vote of Security Holders
  Item 5: Other Information
  Item 6: Exhibits and Reports on Form 8-K



Signature                                                                    32

                                    Page - 3

PART I. - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                        GABLES REALTY LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in Thousands, Except Per Unit Amounts)

                                                                                     June 30,                  December 31,
                                                                                       1999                        1998
                                                                                     --------                  ------------
                                                                                   (Unaudited)
ASSETS:
Real estate assets:
   Land.......................................................................        $229,302                    $229,960
   Buildings..................................................................       1,232,991                   1,218,782
   Furniture, fixtures and equipment..........................................          92,211                      87,238
   Construction in progress...................................................          19,172                      79,829
   Land held for future development...........................................          50,884                      66,152
                                                                                 -----------------           -----------------
   Real estate assets before accumulated depreciation.........................       1,624,560                   1,681,961
   Less:  accumulated depreciation............................................        (161,343)                   (138,239)
                                                                                 -----------------           -----------------
        Net real estate assets................................................       1,463,217                   1,543,722

Cash and cash equivalents.....................................................          15,326                       7,054
Restricted cash...............................................................           7,614                       8,017
Deferred financing costs, net.................................................           4,538                       4,696
Investment in joint ventures..................................................          18,339                         161
Other assets, net.............................................................          23,663                      22,667
                                                                                 -----------------           -----------------
        Total assets..........................................................      $1,532,697                  $1,586,317
                                                                                 =================           =================

LIABILITIES AND PARTNERS' CAPITAL:
Notes payable.................................................................        $783,416                    $812,788
Accrued interest payable......................................................           5,910                       6,045
Preferred distributions payable...............................................             849                         737
Real estate taxes payable.....................................................          14,663                      16,224
Accounts payable and accrued expenses - construction..........................           2,609                       8,402
Accounts payable and accrued expenses - operating.............................          11,180                       7,094
Security deposits.............................................................           4,605                       4,725
Other liability, net..........................................................          10,363                      11,729
                                                                                 -----------------           -----------------
        Total liabilities.....................................................         833,595                     867,744

Limited partners' common capital interest (6,275 common Units),
   at redemption value........................................................         156,410                     157,663
Preferred partner's capital interest (180 Series Z Preferred Units),
   at $25.00 liquidation preference...........................................           4,500                       4,500

Partners' capital:
  General partner (325 and 327 common Units)..................................           5,340                       5,725
  Limited partner (25,924 and 25,975 common Units)............................         367,852                     385,685
  Preferred partners (4,600 Series A Preferred Units and 2,000 Series B
    Preferred Units), at $25.00 liquidation preference........................         165,000                     165,000
                                                                                 -----------------           -----------------
        Total partners' capital...............................................         538,192                     556,410
                                                                                 -----------------           -----------------
        Total liabilities, partners' capital interest and partners' capital...      $1,532,697                  $1,586,317
                                                                                 =================           =================


The accompanying notes are an integral part of these consolidated balance sheets.

                                    Page - 4

                        GABLES REALTY LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (Unaudited and Amounts in Thousands, Except Per Unit Amounts)


                                                                     Three months ended              Six months ended
                                                                           June 30,                       June 30,
                                                                     1999          1998            1999            1998
                                                                  ---------     ---------        ---------      ---------
Rental revenues.................................................   $55,231       $51,794         $110,768        $90,435
Other property revenues.........................................     3,195         2,724            6,059          4,513
                                                                  ---------     ---------        ---------      ---------
        Total property revenues.................................    58,426        54,518          116,827         94,948
                                                                  ---------     ---------        ---------      ---------

Property management revenues....................................     1,288         1,245            2,553          1,912
Development revenues, net.......................................       784             0            1,229              0
Other...........................................................       420           413              751            806
                                                                  ---------     ---------        ---------      ---------
     Total other revenues.......................................     2,492         1,658            4,533          2,718
                                                                  ---------     ---------        ---------      ---------

     Total revenues...............................                  60,918        56,176          121,360         97,666
                                                                  ---------     ---------        ---------      ---------

Property operating and maintenance(exclusive of items
   shown separately below)......................................    19,531        18,469           39,631         32,099
Real estate asset depreciation and amortization.................    11,721        10,210           23,530         17,694
Corporate asset depreciation and amortization...................       134           114              252            226
Amortization of deferred financing costs........................       234           285              461            507
Property management - owned.....................................     1,214         1,283            2,418          2,359
Property management - third/related party.......................       916           903            1,778          1,481
General and administrative......................................     1,640         1,614            3,320          2,674
Severance costs.................................................         0             0            2,000              0
Interest........................................................    10,893        11,163           21,259         17,498
Credit enhancement fees.........................................       440           441              877            562
                                                                  ---------     ---------        ---------      ---------
     Total expenses.............................................    46,723        44,482           95,526         75,100
                                                                  ---------     ---------        ---------      ---------

Equity in income of joint ventures..............................       103            92              182            167
Interest income.................................................       219           119              339            181
Loss on treasury locks..........................................         0          (199)               0         (2,010)
                                                                  ---------     ---------        ---------      ---------

Income before gain on sale of real estate assets................    14,517        11,706           26,355         20,904
Gain on sale of real estate assets..............................         0             0              666              0
                                                                  ---------     ---------        ---------      ---------

Net income......................................................    14,517        11,706           27,021         20,904

Distributions to preferred unitholders..........................    (3,520)       (2,394)          (7,041)        (4,780)
                                                                  ---------     ---------        ---------      ---------

Net income available to common unitholders......................   $10,997        $9,312          $19,980        $16,124
                                                                  =========     =========        =========      =========

Weighted average number of common Units outstanding - basic.....    32,537        29,519           32,654         27,808
Weighted average number of common Units outstanding - diluted...    32,587        30,087           32,694         28,167

Per Common Unit Information:
Net income - basic..............................................     $0.34         $0.32            $0.61          $0.58
Net income - diluted............................................     $0.34         $0.32            $0.61          $0.58


The accompanying notes are an integral part of these consolidated statements.

                                    Page - 5


                        GABLES REALTY LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          (Unaudited and Amounts in Thousands, Except Per Unit Amounts)

                                                                                   Six Months Ended June 30,
                                                                                     1999             1998
                                                                                   --------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................................         $27,021          $20,904
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation and amortization........................................          24,243           18,427
     Equity in income of joint ventures...................................            (182)            (167)
     Gain on sale of real estate assets...................................            (666)               0
     Long-term compensation expense.......................................             430              580
     Loss on treasury locks...............................................               0            2,010
     Severance costs......................................................           2,000                0
     Amortization of discount on long-term liability......................             356              192
     Operating distributions received from joint ventures.................             147              149
     Change in operating assets and liabilities:
       Restricted cash....................................................             751           (2,344)
       Other assets.......................................................          (1,157)          (4,706)
       Other liabilities, net.............................................             710            5,090
                                                                                -----------       ----------
            Net cash provided by operating activities.....................          53,653           40,135
                                                                                -----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition and construction of real estate assets........................         (44,078)        (259,775)
Long-term land lease payments.............................................               0           (1,000)
Net proceeds from sale of real estate assets..............................          19,014                0
Investment in joint venture...............................................          (2,929)               0
Proceeds from contribution of real estate assets to joint venture.........          60,347                0
                                                                                -----------        ---------
     Net cash provided by (used in) investing activities..................          32,354         (260,775)
                                                                                -----------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions related to common share offerings,
   net of issuance costs..................................................               0           87,530
Capital contributions related to the exercise of share options............             388            2,143
Capital contributions related to dividend investment plan.................           4,653               30
Unit redemptions and unit redemptions related to treasury share purchases.         (12,453)               0
Payments of deferred financing costs......................................            (408)          (2,425)
Notes payable proceeds....................................................          17,426          378,500
Notes payable repayments..................................................         (46,798)        (209,366)
Principal escrow deposits.................................................            (348)            (349)
Preferred distributions paid..............................................          (6,929)          (4,772)
Common distributions paid ($1.02 and $1.00 per Unit, respectively)........         (33,266)         (29,083)
                                                                                -----------        ---------
     Net cash (used in) provided by financing activities..................         (77,735)         222,208
                                                                                -----------        ---------

Net change in cash and cash equivalents...................................           8,272            1,568
Cash and cash equivalents, beginning of period............................           7,054            3,179
                                                                                -----------        ---------
Cash and cash equivalents, end of period..................................         $15,326           $4,747
                                                                                ===========        =========

Supplemental disclosure of cash flow information:
     Cash paid for interest...............................................         $25,751          $17,743
     Interest capitalized.................................................           4,357            3,641
                                                                                -----------        ---------
     Cash paid for interest, net of amounts capitalized...................         $21,394          $14,102
                                                                                ===========        =========


The accompanying notes are an integral part of these consolidated statements.

                                    Page - 6


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Unit Amounts)
-------------------------------------------------------------------------------


1.  ORGANIZATION AND FORMATION OF THE OPERATING PARTNERSHIP

Gables Realty Limited Partnership (the "Operating Partnership" or "Gables") is the entity through which Gables Residential Trust (the "Company"), a real estate investment trust (a "REIT"), conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. In 1993, the Company was formed under Maryland law and the Operating Partnership was organized as a Delaware limited partnership to continue and expand the multifamily apartment community management, development, construction and acquisition operations of its privately owned predecessor organization. The Company completed its initial public offering on January 26, 1994 (the "IPO"). Gables engages in the multifamily apartment community management, development, construction and acquisition businesses, including the provision of related brokerage and corporate rental housing services. The Operating Partnership's third party management businesses are conducted through two subsidiaries, Central Apartment Management, Inc., a Texas corporation, and East Apartment Management, Inc., a Georgia corporation (the "Management Companies").

The Company was an 80.7% economic owner of the common equity of the Operating Partnership as of June 30, 1999. The Company controls the Operating Partnership through Gables GP, Inc. ("GGPI"), a wholly-owned subsidiary of the Company and the sole general partner of the Operating Partnership (this structure is commonly referred to as an umbrella partnership REIT or "UPREIT"). The board of directors of GGPI, the members of which are the same as the members of the Board of Trustees of the Company, manages the affairs of the Operating Partnership by directing the affairs of GGPI. The Company's limited partner and indirect general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners. Generally, the other limited partners of the Operating Partnership are persons who contributed their direct or indirect interests in certain properties to the Operating Partnership primarily in connection with the IPO, the South Florida Acquisition and the Greystone Acquisition (as defined herein). The Operating Partnership is obligated to redeem each common unit of limited partnership interest ("Unit") held by a person other than the Company, at the request of the holder thereof, for cash equal to the fair market value of a share of the Company's common shares at the time of such redemption, provided that the Company, at its option, may elect to acquire any such Unit presented for redemption for one common share or cash. Such limited partners' redemption rights are reflected in "limited partners' capital interest" in the accompanying consolidated balance sheets at the cash redemption amount at the balance sheet date. With each such redemption, the Company's percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues common shares or preferred shares, the Company is obligated to contribute any net proceeds therefrom to the Operating Partnership, and the Operating Partnership is obligated to issue an equivalent number of common or preferred units, as applicable, to the Company.

Distributions to holders of Units are made to enable distributions to be made to the Company's shareholders under its dividend policy. Federal income tax laws require the Company, as a REIT, to distribute 95% of its ordinary taxable income. The Operating Partnership makes distributions to the Company to enable it to satisfy this requirement.

As of June 30, 1999, Gables owned 84 completed multifamily apartment communities comprising 24,643 apartment homes, of which 40 were developed and 44 were acquired by Gables, and an indirect 25% general partner interest in two apartment communities developed by Gables comprising 663 apartment homes. Gables also owned two multifamily apartment communities under construction at June 30, 1999 that are expected to comprise 763 apartment homes upon completion and an indirect 20% interest in seven apartment communities under construction at June 30, 1999 that are expected to comprise 2,181 apartment homes upon completion. As of June 30, 1999, Gables owned parcels of land for the future development of 13 apartment communities expected to comprise an estimated 2,851 apartment homes. There can be no assurance that Gables will develop such land. Additionally, Gables has contracts or options to acquire additional parcels of land. There can be no assurance that Gables will acquire these land parcels; however, it is Gables' intent to develop an apartment community on each such land parcel, if purchased.

                                    Page - 7


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Unit Amounts)
-------------------------------------------------------------------------------

2.  COMMON AND PREFERRED EQUITY ACTIVITY

Secondary Common Share Offerings
--------------------------------

Since the IPO, the Company has issued a total of 14,831 common shares in eight offerings, generating $347,771 in net proceeds which were generally used (i) to reduce outstanding indebtedness under interim financing vehicles utilized to fund Gables' development and acquisition activities (the "Interim Financing Vehicles") and (ii) for general working capital purposes, including funding of future development and acquisition activities.

Preferred Share Offerings
-------------------------

On July 24, 1997, the Company issued 4,600 shares of 8.30% Series A Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share) (the "Series A Preferred Shares"). The net proceeds from this offering of approximately $111.0 million were used to reduce outstanding indebtedness under the Interim Financing Vehicles. The Series A Preferred Shares, which may be redeemed by the Company at $25.00 per share plus accrued and unpaid dividends on or after July 24, 2002, have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company.

On June 18, 1998, the Company issued 180 shares of 5.0% Series Z Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share) (the "Series Z Preferred Shares") in connection with the acquisition of a parcel of land for future development. The Series Z Preferred Shares, which may be redeemed by the Company at $25.00 per share plus accrued and unpaid dividends at any time, are subject to mandatory redemption on June 18, 2018. The Series Z Preferred Shares are not subject to any sinking fund and are not convertible into any other securities of the Company.

Issuances of Common Operating Partnership Units
-----------------------------------------------

Since the IPO, the Operating Partnership has issued a total of 3,917 Units in connection with the South Florida Acquisition, the Greystone Acquisition and the acquisition of other operating apartment communities and a parcel of land for future development.

Issuance of Preferred Operating Partnership Units
-------------------------------------------------

On November 12, 1998, the Operating Partnership issued 2,000 of its 8.625% Series B Preferred Units (the "Series B Preferred Units") to an institutional investor. The net proceeds from this issuance of approximately $48.7 million were used to reduce outstanding indebtedness under the Interim Financing
Vehicles. The Series B Preferred Units may be redeemed by the Company at its option after November 14, 2003 and are exchangeable by the holder into 8.625% Series B Cumulative Redeemable Preferred Shares of the Company on a one-for-one basis. This exchange right is generally not exercisable until after November 14, 2008. The Series B Preferred Units have no stated maturity, sinking fund or mandatory redemption.

Common Equity Repurchase Program
-------------------------------

On March 22, 1999, Gables announced a common equity repurchase program pursuant to which the Company is authorized to purchase up to $50 million of its outstanding common shares or Units. The Company plans to repurchase shares from time to time in open market and privately negotiated transactions, depending on market prices and other conditions, using proceeds from sales of selected assets. Whenever the Company repurchases common shares from shareholders, the Operating Partnership is required to redeem from the Company an equivalent number of Units on the same terms and for the same aggregate price. After redemption, the Units so redeemed by the Operating Partnership are no longer deemed outstanding. Units may also be redeemed for cash upon their presentation for redemption by unitholders. As of June 30, 1999, Gables had redeemed 536 Units for $12,453, including 363 Units redeemed from the Company.

                                    Page - 8


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Unit Amounts)
-------------------------------------------------------------------------------

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

The accompanying interim unaudited financial statements have been prepared by Gables' management in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation for these interim periods have been included. The results of operations for the interim period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the financial statements of Gables Realty Limited Partnership included in the Gables Realty Limited Partnership Form 10-K for the year ended December 31, 1998.

4.  RECENT PORTFOLIO ACQUISITIONS AND JOINT VENTURE

On April 1, 1998, Gables acquired the properties and operations of Trammell Crow Residential South Florida ("TCR/SF"), which consisted of 15 multifamily apartment communities containing a total of 4,197 apartment homes, and all of TCR/SF's residential construction and development and third party management activities in South Florida (collectively, the "South Florida Acquisition"). In consideration for such properties and operations, Gables (i) paid $155.0 million in cash, (ii) assumed approximately $135.9 million of tax-exempt debt and (iii) issued approximately 2,348 Units valued at approximately $64.9 million. In addition, $10.7 million of the purchase price was deferred by Gables until January 1, 2000, at which time Gables will issue a number of Units equal in value to such deferred amount. The acquisition increased the size of Gables' portfolio under management on April 1, 1998 from approximately 28,000 to 40,000 apartment homes.

The South Florida Acquisition has been accounted for under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16. Accordingly, assets acquired and liabilities assumed have been recorded at their estimated fair values. The accompanying consolidated statements of operations include the operating results of TCR/SF since April 1, 1998, the closing date of the South Florida Acquisition. The following unaudited pro forma information for the six months ended June 30, 1998 has been prepared assuming the South Florida Acquisition had been consummated on January 1, 1998. The unaudited pro forma information (i) includes the historical operating results of the properties and residential construction and development and third party management activities acquired and (ii) does not purport to be indicative of the results which actually would have been obtained had the South Florida Acquisition been consummated on January 1, 1998, or which may be attained in future periods.

                                                  Six Months Ended June 30,
                                                     1999           1998
                                                     ----           ----
   Total revenues                                 $121,360       $107,694
   Net income available to common unitholders       19,980         15,574
   Per common Unit information:
       Net income - basic                            $0.61          $0.54
       Net income - diluted                          $0.61          $0.53

                                    Page - 9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Unit Amounts)
-------------------------------------------------------------------------------

In  April,  1998,  Gables  acquired  four  multifamily   apartment   communities
comprising  a total of 913  apartment  homes  located  in  Houston,  Texas  (the
"Greystone Acquisition"). In connection with such acquisition, Gables assumed approximately $31.0 million of indebtedness at fair value, and issued approximately 665 Units valued at approximately $18.0 million. In addition, Gables has accrued approximately $0.5 million as of June 30, 1999 for a portion of the purchase price that was deferred by Gables, the payment of which is contingent upon 1999 economic performance. Gables will issue a number of Units equal in value to the amount due, once determined.

On March 26, 1999, Gables entered into a joint venture agreement with an affiliate of J.P. Morgan Investment Management Inc. ("J.P. Morgan"). The business purpose of the venture is to develop, own and operate seven multifamily apartment communities, located in four of Gables' nine markets, which are expected to comprise 2,181 apartment homes. As of March 25, 1999, Gables (i) had commenced construction of four of the communities, (ii) owned the land for the future development of two of the communities and (iii) owned the acquisition right for the land for the future development of one of the communities. The capital budget for the development of the seven communities is approximately $213 million and is anticipated to be funded with 50% debt and 50% equity. The equity component will be funded 80% by J.P. Morgan and 20% by Gables. Gables' portion of the equity will be funded through a contribution of cash and property. On March 26, 1999, Gables contributed its interests in the seven development communities to the joint venture in return for (i) cash of $60,347 and (ii) an initial capital account in the joint venture of $15,214. Gables serves as the managing member of the venture and has responsibility for all day-to-day operating issues. Gables also serves as the property manager and the general contractor for construction activities.

5.  EARNINGS PER UNIT

Basic earnings per Unit are computed based on net income available to common unitholders and the weighted average number of common Units outstanding. Diluted earnings per Unit reflect the assumed issuance of common Units under share option and incentive plans and upon settlement of long-term liability, as applicable. The numerator and denominator used for both basic and diluted earnings per Unit computations are as follows:

                                                                Three Months Ended             Six Months Ended
                                                                      June 30,                     June 30,
                                                                1999          1998             1999        1998
                                                              -------        ------          -------     -------
BASIC AND DILUTED INCOME AVAILABLE TO
COMMON UNITHOLDERS (NUMERATOR):
Net income - basic                                            $10,997        $9,312          $19,980     $16,124
Amortization of discount on long-term liability                     0           192                0         192
                                                              -------        ------          -------     -------
Net income - diluted                                          $10,997        $9,504          $19,980     $16,316
                                                              =======        ======          =======     =======

COMMON UNITS (DENOMINATOR):
Average Units outstanding - basic                              32,537        29,519           32,654      27,808
Incremental Units from assumed conversion of stock options         50           150               40         150
Issuance of Units upon settlement of long-term liability            0           418                0         209
                                                              -------        ------           ------      ------
Average Units outstanding - diluted                            32,587        30,087           32,694      28,167
                                                              =======        ======           ======      ======

6.  RECENT ACCOUNTING PRONOUNCEMENTS

Gables adopted SFAS No. 130, "Reporting Comprehensive Income," during 1998. SFAS No. 130 established standards for reporting and disclosing comprehensive income (defined as revenues, expenses, gains and losses that under GAAP are not included in net income) and its components. As of June 30, 1999, Gables had no items of other comprehensive income.

                                   Page - 10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Unit Amounts)
-------------------------------------------------------------------------------

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

7.  INTEREST RATE PROTECTION AGREEMENTS

In the ordinary course of business, Gables is exposed to interest rate risks. Gables' senior management periodically seeks input from third party consultants regarding market interest rate and credit risk in order to evaluate its interest rate exposure. In certain situations, Gables may utilize derivative financial instruments in the form of rate caps, rate swaps or rate locks to hedge interest rate exposure by modifying the interest rate characteristics of related balance sheet instruments and prospective financing transactions. Gables does not utilize such instruments for trading or speculative purposes. Derivatives used as hedges must be effective at reducing the risk associated with the exposure being hedged, correlate in nominal amount, rate, and term with the balance sheet instrument being hedged, and must be designated as a hedge at the inception of the derivative contract.

Lump sum payments made or received at the inception or settlement of derivative instruments designated as hedges are capitalized and amortized as an adjustment to interest expense over the life of the associated balance sheet instrument. Monthly amounts paid or received under rate cap and rate swap hedge agreements are recognized as adjustments to interest expense as incurred. In the event that circumstances arise indicating that an existing derivative instrument no longer meets the hedge criteria described above, the derivative is marked to market in the statement of operations.

In anticipation of a projected seven-year debt offering, Gables entered into two forward treasury lock agreements in late 1997. The timing and amount of the projected debt offering was modified several times as a result of unanticipated capital transactions, including the South Florida Acquisition. The treasury lock agreements were extended to align with the projected timing of the debt offering. For the three and six months ended June 30, 1998, Gables recognized mark to market losses of $199 and $2,010, respectively, upon the expiration of the original and extended terms of the treasury lock agreements since the required hedge criteria no longer existed at those dates.

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

Gables owns, operates and develops multifamily apartment communities in nine major markets located in Texas, Georgia, Florida and Tennessee. Such apartment communities generate rental revenue and other income through the leasing of apartment homes to a diverse base of residents. Gables evaluates the performance of each of its apartment communities on an individual basis. However, because each of the apartment communities has similar economic characteristics, residents, and products and services, the apartment communities have been aggregated into one reportable segment. This segment comprised 96% of Gables' total revenues for the three and six month periods ended June 30, 1999.

                                   Page - 11


MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Amounts)
--------------------------------------------------------------------------------

The primary financial measure for Gables' reportable business segment is net operating income ("NOI"), which represents total property revenues less property operating and maintenance expenses (as reflected in the accompanying statements of operations). Accordingly, NOI excludes certain expenses included in the determination of net income. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. The NOI yield or return on total capitalized costs is an additional measure of financial performance. NOI from apartment communities totaled $38,895 and $36,049 for the three months ended June 30, 1999 and 1998, respectively, and $77,196 and $62,849 for the six months ended June 30, 1999 and 1998, respectively. All other segment measurements are disclosed in Gables' consolidated financial statements.

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

                                   Page - 12


MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Amounts)
--------------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Overview
--------

The Operating Partnership is the entity through which the Company, a real estate investment trust (a "REIT") focused within the multifamily industry in the Southwestern and Southeastern region of the United States (the "Sunbelt" or "Sunbelt Region"), conducts substantially all of its business and owns (either directly or through subsidiaries) all of its assets. Gables' operating performance relies predominantly on net operating income from its apartment communities. Gables' net operating income is influenced by operating expenses and rental revenues which are affected by the supply and demand dynamics within Gables' markets. Gables' performance is also affected by the general availability and cost of capital and its ability to develop and to acquire additional apartment communities with returns in excess of its blended cost of equity and debt capital.

The Company's objective is to increase shareowner value by being a profitable owner and operator of Class AA/A multifamily apartment communities in the Sunbelt Region. To achieve its objective, Gables employs a number of business strategies. First, Gables adheres to a strategy of owning and operating Class AA/A apartment communities which should maintain high levels of occupancy and rental rates. Gables believes that such communities, when supplemented with high quality services and amenities, attract the affluent renter-by-choice who is willing to pay a premium for conscientious service and high quality communities. Accordingly, Gables' communities possess innovative architectural designs and numerous amenities and services that Gables believes are desirable to its target customers. Second, Gables seeks to grow cash flow from operating communities through innovative, proactive property management that focuses on resident satisfaction and retention, increases in property rents and occupancy levels, and the control of operating expenses through improved economies of scale. Third, Gables develops and acquires high-quality apartment communities in in-fill locations and master-planned communities near major employment centers in the Sunbelt with the objective of achieving critical mass in the most desirable submarkets. Finally, due to the cyclical nature of the real estate markets, Gables has adopted an investment strategy based on strong local presence and expertise which it believes will allow for growth through acquisition and development (as warranted by underlying market fundamentals) and help ensure favorable initial and long-term returns. Gables believes the successful execution of these operating and investment strategies will result in operating cash flow growth.

Gables believes it is well positioned to continue achieving its objective because of its long-established presence as a fully-integrated real estate management, development, construction and acquisition company in its markets. Gables believes that its established local market presence creates a competitive advantage in generating increased cash flow from (i) property operations during different economic cycles and (ii) new investment opportunities that involve site selection, market information, and requests for entitlements and zoning petitions. Gables' markets are geographically independent, rely on diverse economic foundations, and have experienced above-average job growth.

Portfolio-wide occupancy levels have remained high and portfolio-wide rental rates have continued to increase during each of the last several years. Gables expects portfolio-wide rental expenses to increase at a rate slightly ahead of inflation, but less than the increase in property revenues for the coming twelve months. In certain situations, management's evaluation of the growth prospects for a specific asset may result in a determination to dispose of the asset. In this event, management would intend to sell the asset and utilize the net proceeds from any such sale to invest in new assets which are expected to have better growth prospects, to reduce indebtedness or, in certain circumstances with appropriate approval from the board of trustees, to repurchase outstanding common equity. Gables maintains staffing levels sufficient to meet the existing construction acquisition, and leasing activities. If market conditions warrant, management would anticipate adjusting staffing levels to mitigate a negative impact on results of operations.

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

                                   Page - 13


MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Amounts)
--------------------------------------------------------------------------------

This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results or developments could differ materially from those projected in such statements as a result of certain factors set forth in the section entitled "Certain Factors Affecting Future Operating Results" on Page 21 of this Form 10-Q and elsewhere in this report.

RECENT PORTFOLIO ACQUISITIONS

On April 1, 1998, Gables acquired the properties and operations of Trammell Crow Residential South Florida ("TCR/SF"), which consisted of 15 multifamily apartment communities containing a total of 4,197 apartment homes, and all of TCR/SF's residential construction and development and third party management activities in South Florida (collectively, the "South Florida Acquisition"). In consideration for such properties and operations, Gables (i) paid $155.0 million in cash, (ii) assumed approximately $135.9 million of tax-exempt debt and (iii) issued approximately 2,348 Units valued at approximately $64.9 million. The cash portion of the purchase price was funded through borrowings under Gables' unsecured credit facilities (the "Credit Facilities"). In addition, $10.7 million of the purchase price was deferred by Gables until January 1, 2000, at which time Gables will issue a number of Units equal in value to such deferred amount. The acquisition increased the size of Gables' portfolio under management on April 1, 1998 from approximately 28,000 to 40,000 apartment homes.

In April 1998, Gables acquired four multifamily apartment communities comprising a total of 913 apartment homes located in Houston, Texas (the "Greystone Acquisition"). In connection with such acquisition, Gables assumed approximately $31.0 million of indebtedness, at fair value, and issued approximately 665 Units valued at $18.0 million.

COMMON AND PREFERRED EQUITY ACTIVITY

Secondary Common Share Offerings
--------------------------------

Since the IPO, the Company has issued a total of 14,831 common shares in eight offerings, generating $347,771 in net proceeds which were generally used (i) to reduce outstanding indebtedness under interim financing vehicles utilized to fund Gables' development and acquisition activities (the "Interim Financing Vehicles") and (ii) for general working capital purposes, including funding of future development and acquisition activities.

Preferred Share Offerings
-------------------------

On July 24, 1997, the Company issued 4,600 shares of 8.30% Series A Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share) (the "Series A Preferred Shares"). The net proceeds from this offering of approximately $111 million were used to reduce outstanding indebtedness under the Interim Financing Vehicles. The Series A Preferred Shares, which may be redeemed by the Company at $25.00 per share plus accrued and unpaid dividends on or after July 24, 2002, have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company.

On June 18, 1998, the Company issued 180 shares of 5.0% Series Z Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share) (the "Series Z Preferred Shares") in connection with the acquisition of a parcel of land for future development. The Series Z Preferred Shares, which may be redeemed by the Company at $25.00 per share plus accrued and unpaid dividends at any time, are subject to mandatory redemption on June 18, 2018. The Series Z Preferred Shares are not subject to any sinking fund and are not convertible into any other securities of the Company.

Issuances of Common Operating Partnership Units
-----------------------------------------------

Since the IPO, the Operating Partnership has issued a total of 3,917 Units in connection with the South Florida Acquisition, the Greystone Acquisition and the acquisition of other operating apartment communities and a parcel of land for future development.

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

Common Equity Repurchase Program
--------------------------------

On March 22, 1999, Gables announced a common equity repurchase program pursuant to which the Company is authorized to purchase up to $50 million of its outstanding common shares or Units. The Company plans to repurchase shares from time to time in open market and privately negotiated transactions, depending on market prices and other conditions, using proceeds from sales of selected assets. Whenever the Company repurchases common shares from shareholders, the Operating Partnership is required to redeem from the Company an equivalent number of Units on the same terms and for the same aggregate price. After redemption, the Units so redeemed by the Operating Partnership are no longer deemed outstanding. Units may also be redeemed for cash upon their presentation for redemption by unitholders. As of June 30, 1999, Gables had redeemed 536 Units for $12,453, including 363 Units redeemed from the Company.

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

OTHER FINANCING ACTIVITY

Property Sale
-------------

On March 4, 1999, Gables sold an apartment community located in Atlanta comprising 213 apartment homes. The net proceeds of $19.0 million were initially used to pay down outstanding borrowings under the Interim Financing Vehicles.

Joint Venture with J.P. Morgan
------------------------------

On March 26, 1999, Gables entered into a joint venture agreement with an affiliate of J.P. Morgan Investment Management Inc. ("J.P. Morgan"). The business purpose of the venture is to develop, own and operate seven multifamily apartment communities, located in four of Gables' nine markets, which are expected to comprise 2,181 apartment homes. As of March 25, 1999, Gables (i) had commenced construction of four of the communities, (ii) owned the land for the future development of two of the communities and (iii) owned the acquisition right for the land for the future development of one of the communities. The capital budget for the development of the seven communities is approximately $213 million and is anticipated to be funded with 50% debt and 50% equity. The equity component will be funded 80% by J.P. Morgan and 20% by Gables. Gables' portion of the equity will be funded through a contribution of cash and property. On March 26, 1999, Gables contributed its interests in the seven development communities to the joint venture in return for (i) cash of $60,347 and (ii) an initial capital account in the joint venture of $15,214. Gables serves as the managing member of the venture and has responsibility for all day-to-day operating issues. Gables also serves as the property manager and the general contractor for construction activities.

                                   Page - 15


MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Amounts)
--------------------------------------------------------------------------------

Results of Operations
---------------------

COMPARISON OF OPERATING RESULTS OF GABLES FOR THE THREE MONTHS ENDED JUNE 30, 1999 (THE "1999 PERIOD") TO THE THREE MONTHS ENDED JUNE 30, 1998 (THE "1998 PERIOD").

Gables' net income is generated primarily from the operation of its apartment communities. For purposes of evaluating comparative operating performance, Gables categorizes its operating communities based on the period each community reaches stabilized occupancy. A community is considered by Gables to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 93% physical occupancy or (ii) one year after completion of construction. The operating performance for all of Gables' apartment communities combined for the three months ended June 30, 1999 and 1998 is summarized as follows:

                                                                                    Three Months Ended June 30,
                                                                           ---------- ---------- ---------- -----------
                                                                                                      $           %
                                                                               1999       1998      Change      Change
                                                                           ---------- ---------- ---------- -----------
RENTAL AND OTHER REVENUE:
Same store communities (1)                                                   $49,625    $48,778       $847        1.7%
Communities  stabilized  during the 1999 Period,  but not
   during the 1998 Period (2)                                                  1,357        682        675       99.0%
Development and lease-up communities (3)                                       2,101        352      1,749      496.9%
Acquired communities (4)                                                       5,343      4,404        939       21.3%
Sold communities (5)                                                               0        302       -302     -100.0%
                                                                           ---------- ---------- ---------- -----------
Total property revenues                                                      $58,426    $54,518     $3,908        7.2%
                                                                           ---------- ---------- ---------- -----------

PROPERTY OPERATING AND MAINTENANCE EXPENSE (EXCLUSIVE OF DEPRECIATION
AND AMORTIZATION):
Same store communities (1)                                                   $16,729    $16,656        $73        0.4%
Communities stabilized during the 1999 Period, but not
   during the 1998 Period (2)                                                    215         59        156      264.4%
Development and lease-up communities (3)                                         691         61        630    1,032.8%
Acquired communities (4)                                                       1,896      1,589        307       19.3%
Sold communities (5)                                                               0        104       -104     -100.0%
                                                                           ---------- ---------- ----------  ---------
Total specified expenses                                                     $19,531    $18,469     $1,062        5.8%
                                                                           ---------- ---------- ----------  ---------

Revenues in excess of specified expenses                                     $38,895    $36,049     $2,846        7.9%
                                                                           =========  =========  =========  ==========
Revenues in excess of specified expenses as a percentage of total
property revenues                                                              66.6%      66.1%        ---        0.5%
                                                                           =========  =========  =========  ==========

(1) Communities which were owned and fully stabilized throughout both the 1999 Period and 1998 Period ("same store").
(2) Communities which were stabilized during all of the 1999 Period, but were not stabilized during all of the 1998 Period.
(3) Communities in the development and/or lease-up phase which were not fully stabilized during all or any of the 1999 Period.
(4)      Communities which were acquired  subsequent to April 1, 1998.
(5)      Communities which were sold subsequent to April 1, 1998.

                                   Page - 16


MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Amounts)
--------------------------------------------------------------------------------

Total property revenues increased $3,908, or 7.2%, from $54,518 to $58,426 due primarily to increases in the number of apartment homes resulting from the acquisition and development of additional communities and to increases in rental rates on communities stabilized throughout both periods ("same store"). Below is additional data regarding the increases in total property revenues for three of the five community categories presented in the preceding table:

Same store communities:

                                                                                                    Percent
                                                         Increase                                   Increase
                                          Percent of    (Decrease)                    Increase     (Decrease)
                              Number of      Total       in Total     Occupancy      (Decrease)     in Total
               Number of      Apartment    Apartment     Property     During the        in          Property
Market        Communities       Homes        Homes       Revenues    1999 Period     Occupancy      Revenues
------        -----------     ---------   ----------     --------    -----------     ---------      --------
Atlanta           20           5,841         27.7%          $547         95.2%          -0.4%         4.1%
Houston           15           5,633         26.7%          -177         92.4%          -3.1%        -1.3%
South Florida     12           3,430         16.2%           420         96.4%           2.9%         5.3%
Dallas             9           2,085          9.9%           140         92.6%          -1.4%         2.7%
Memphis            4           1,454          6.9%           -34         90.0%          -5.3%        -1.2%
Nashville          4           1,166          5.5%           -83         90.0%          -5.0%        -3.6%
Austin             4             953          4.5%            49         88.8%          -3.9%         1.8%
San Antonio        2             544          2.6%           -15         87.8%          -3.8%        -1.2%
                  --          ------        ------          ----         -----          -----        -----
                  70          21,106        100.0%          $847         93.3%          -1.7%         1.7%
                  ==          ======        ======          ====         =====          =====         ====

Communities stabilized during the 1999 Period, but not during the 1998 Period:

                                        Percent of    Increase
                           Number of      Total       in Total      Occupancy
           Number of       Apartment    Apartment     Property      During the
Market    Communities        Homes        Homes       Revenues     1999 Period
------    -----------    ------------   ----------    --------     -----------

Austin        1               256         47.8%         $453          93.5%
Orlando       1               280         52.2%          222         100.0%
             ---              ---        ------         ----         ------
              2               536        100.0%         $675          96.2%
             ===              ===        ======         ====         ======


Development and lease-up communities:

                                        Percent of    Increase
                           Number of      Total       in Total      Occupancy
           Number of       Apartment    Apartment     Property      During the
Market    Communities        Homes        Homes       Revenues     1999 Period
------    -----------      ---------    ----------    --------     -----------

Atlanta       1              386           44.2%         $794         88.9%
Houston       1              256           29.3%          440         85.5%
Orlando       1              231           26.5%          515         72.9%
             ---             ---          ------       ------         -----
              3              873          100.0%       $1,749         82.6%
             ===             ===          ======       ======         =====

Other revenues increased $834, or 50.3%, from $1,658 to $2,492 due primarily to development revenues, net of $784 in the 1999 Period.

Property operating and maintenance expense (exclusive of depreciation and amortization) increased $1,062, or 5.8%, from $18,469 to $19,531 due to an increase in apartment homes resulting from the acquisition and development of additional communities and an increase for same store communities of 0.4%.

                                   Page - 17


MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Amounts)
--------------------------------------------------------------------------------

Real estate depreciation and amortization expense increased $1,511, or 14.8%, from $10,210 to $11,721 due primarily to the acquisition and development of additional communities.

Property management expense for owned communities and third party properties on a combined basis decreased $56, or 2.6%, from $2,186 to $2,130. Gables allocates property management expenses to both owned communities and third party properties based on the proportionate share of total apartment homes and units managed.

General and administrative expense increased $26, or 1.6%, from $1,614 to $1,640.

Interest expense decreased $270, or 2.4%, from $11,163 to $10,893 as a result of the offerings and property sale Gables consummated between periods, the proceeds of which have been primarily used to reduce indebtedness. This decrease in interest expense has been offset in part by an increase in operating debt associated with the acquisition and development of additional communities.

Loss on treasury locks of $199 in the 1998 Period represents mark to market losses recorded upon the expiration of the terms of treasury lock agreements that were (i) entered into in anticipation of a projected debt offering and (ii) subsequently extended in connection with modifications in the projected timing of the debt.

                                   Page - 18


MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Amounts)
--------------------------------------------------------------------------------

Results of Operations
---------------------

COMPARISON OF OPERATING RESULTS OF GABLES FOR THE SIX MONTHS ENDED JUNE 30, 1999 (THE "1999 PERIOD") TO THE SIX MONTHS ENDED JUNE 30, 1998 (THE "1998 PERIOD").

Gables' net income is generated primarily from the operation of its apartment communities. For purposes of evaluating comparative operating performance, Gables categorizes its operating communities based on the period each community reaches stabilized occupancy. A community is considered by Gables to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 93% physical occupancy or (ii) one year after completion of construction. The operating performance for all of Gables' apartment communities combined for the six months ended June 30, 1999 and 1998 is summarized as follows:

                                                                                          Six Months Ended June 30,
                                                                                ----          ----       --------      --------
                                                                                1999          1998       $ Change      % Change
                                                                                ----          ----       --------      --------
RENTAL AND OTHER REVENUE:
Same store communities (1)                                                    $80,513       $79,158        $1,355          1.7%
Communities  stabilized  during the 1999 Period,  but not
   during the 1998 Period (2)                                                   4,342         2,444         1,898         77.7%
Development and lease-up communities (3)                                        3,912           358         3,554        992.7%
Acquired communities (4)                                                       27,605        12,686        14,919        117.6%
Sold communities (5)                                                              455           302           153         50.7%
                                                                             --------      --------      --------        ------
Total property revenues                                                      $116,827       $94,948       $21,879         23.0%
                                                                             --------      --------      --------        ------

PROPERTY OPERATING AND MAINTENANCE EXPENSE (EXCLUSIVE OF DEPRECIATION
AND AMORTIZATION):
Same store communities (1)                                                    $27,146       $26,966          $180          0.7%
Communities stabilized during the 1999 Period, but not
   during the 1998 Period (2)                                                     987           548           439         80.1%
Development and lease-up communities (3)                                        1,411            62         1,349       2175.8%
Acquired communities (4)                                                        9,930         4,419         5,511        124.7%
Sold communities (5)                                                              157           104            53         51.0%
                                                                              -------       -------        ------       -------
Total specified expenses                                                      $39,631       $32,099        $7,532         23.5%
                                                                              -------       -------        ------       -------

Revenues in excess of specified expenses                                      $77,196       $62,849       $14,347         22.8%
                                                                              =======       =======       =======       =======
Revenues in excess of specified expenses as a percentage of total
property revenues                                                               66.1%         66.2%           ---         -0.1%
                                                                              =======       =======       =======       =======

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

                                   Page - 19


MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Amounts)
--------------------------------------------------------------------------------

Total property revenues increased $21,879, or 23.0%, from $94,948 to $116,827 due primarily to increases in the number of apartment homes resulting from the acquisition and development of additional communities and to increases in rental rates on communities stabilized throughout both periods ("same store"). Below is additional data regarding the increases in total property revenues for three of the five community categories presented in the preceding table:

Same store communities:

                                                                                                    Percent
                                                         Increase                                   Increase
                                          Percent of    (Decrease)                   Increase      (Decrease)
                              Number of      Total       in Total      Occupancy    (Decrease)      in Total
               Number of      Apartment    Apartment     Property      During the       in          Property
Market        Communities       Homes        Homes       Revenues     1999 Period    Occupancy      Revenues
------        -----------     ---------   ----------     ---------    -----------    ---------      --------

Atlanta           20            5,841         33.6%        $1,179         95.2%        -0.1%           4.5%
Houston           15            5,633         32.4%           -44         92.6%        -2.9%          -0.2%
Dallas             9            2,085         12.0%           183         92.0%        -2.3%           1.7%
Memphis            4            1,454          8.3%            28         90.3%        -4.2%           0.5%
Nashville          4            1,166          6.7%          -187         90.6%        -4.6%          -4.1%
Austin             3              680          3.9%           228         92.9%         0.8%           6.3%
San Antonio        2              544          3.1%           -32         87.5%        -4.2%          -1.4%
                  --           ------        ------        ------         -----        -----          -----
                  57           17,403        100.0%        $1,355         92.9%        -1.9%           1.7%
                  ==           ======        ======        ======         =====        =====           ====

Communities stabilized during the 1999 Period but not during the 1998 Period:

                                       Percent of     Increase
                           Number of      Total       in Total      Occupancy
             Number of     Apartment    Apartment     Property      During the
Market      Communities      Homes        Homes       Revenues      1999 Period
------      -----------    ---------    ---------     --------      -----------

Austin          2             529         65.4%        $1,167          88.4%
Orlando         1             280         34.6%           731         100.0%
               ---            ---        ------        ------         ------
                3             809        100.0%        $1,898          91.4%
               ===            ===        ======        ======         ======

Development and lease-up communities:
                                        Percent of    Increase
                            Number of      Total      in Total     Occupancy
             Number of      Apartment    Apartment    Property     During the
Market      Communities       Homes        Homes      Revenues     1999 Period
------      -----------     ---------   ----------    --------     -----------

Atlanta         1              386         44.2%        $1,545        81.7%
Houston         1              256         29.3%           962        81.6%
Orlando         1              231         26.5%         1,047        66.9%
               ---             ---        ------        ------        -----
                3              873        100.0%        $3,554        76.7%
               ===             ===        ======        ======        =====

Other revenues increased $1,815, or 66.8%, from $2,718 to $4,533 due primarily to (i) an increase in property management revenues of $641, or 33.5%, from $1,912 to $2,553 resulting from a net increase of properties managed by Gables for third parties as a result of the South Florida Acquisition and (ii) development revenues, net of $1,229 in the 1999 Period.

Property operating and maintenance expense (exclusive of depreciation and amortization) increased $7,532, or 23.5%, from $32,099 to $39,631 due to an increase in apartment homes resulting from the acquisition and development of additional communities and an increase for same store communities of 0.7%.

                                   Page - 20


MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Amounts)
--------------------------------------------------------------------------------

Real estate depreciation and amortization expense increased $5,836, or 33.0%, from $17,694 to $23,530 due primarily to the acquisition and development of additional communities.

Property management expense for owned communities and third party properties on a combined basis increased $356, or 9.3%, from $3,840 to $4,196 due primarily to an increase of approximately 8,000 apartment homes managed from 34,500 in the 1998 Period to 42,500 in the 1999 Period, resulting primarily from the South Florida Acquisition in addition to inflationary increases in expenses. Gables allocates property management expenses to both owned communities and third party properties based on the proportionate share of total apartment homes and units managed.

General and administrative expense increased $646, or 24.2%, from $2,674 to $3,320 due primarily to (i) compensation and other costs for new positions associated with the South Florida Acquisition and (ii) increased compensation costs.

Severance costs of $2,000 in the 1999 Period represent a charge associated with Gables' recently announced organizational changes, including the departure of the chief operating officer.

Interest expense increased $3,761, or 21.5%, from $17,498 to $21,259 due to an increase in operating debt associated with the acquisition and development of additional communities, including the debt assumed in connection with the South Florida Acquisition and Greystone Acquisition. These increases in interest expense have been offset in part as a result of the offerings and property sale Gables consummated between periods, the proceeds of which have been primarily used to reduce indebtedness.

Loss on treasury locks of $2,010 in the 1998 Period represents mark to market losses recorded upon the expiration of the terms of treasury lock agreements that were (i) entered into in anticipation of a projected debt offering and (ii) subsequently extended in connection with modifications in the projected timing of the debt.

Gain on sale of real estate assets of $666 in the 1999 Period relates to the sale of an apartment community located in Atlanta comprised of 213 apartment homes.

LIQUIDITY AND CAPITAL RESOURCES

Gables' net cash provided by operating activities increased from $40,135 for the six months ended June 30, 1998 to $53,653 for the six months ended June 30, 1999 due to (i) an increase of $11,254 in income (a) before certain non-cash or non-operating items, including depreciation, amortization, equity in income of joint ventures, gain on sale of real estate assets, long-term compensation expense, severance costs and loss on treasury locks, and (b) after operating distributions received from joint ventures, (ii) the change in other assets between periods of $3,549 and (iii) the change in restricted cash between periods of $3,095. Such increases were offset in part by the change in other liabilities between periods of $4,380.

For the six months ended June 30, 1999, Gables had $32,354 of net cash provided by investing activities compared to $260,775 of net cash used in investing activities for the six months ended June 30, 1998. During the six months ended June 30, 1999, Gables received cash of (i) $60.3 million in connection with the contribution of its interests in certain development communities to the joint venture with J.P. Morgan and (ii) $19.0 million in connection with the sale of an operating apartment community. During the six months ended June 30, 1999, Gables expended approximately $36.1 million related to development expenditures, including related land acquisitions, approximately $2.9 million related to its investment in the J.P. Morgan joint venture, approximately $4.8 million related to recurring, non-revenue enhancing, capital expenditures for operating apartment communities, and approximately $3.2 million related to non-recurring, renovation/revenue-enhancing expenditures.

For the six months ended June 30, 1999, Gables had $77,735 of net cash used in financing activities compared to $222,208 of net cash provided by financing activities for the six months ended June 30, 1998. During the six months ended June 30, 1999, Gables had net repayments of borrowings of approximately $29.4 million, net payments of distributions totaling approximately $35.5 million, and payments for treasury share purchases and Unit redemptions totaling approximately $12.4 million. The repayments of borrowings were funded by the net cash provided by investing activities.

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

As of June 30, 1999, Gables had total indebtedness of $783,416, cash and cash equivalents of $15,326, and principal escrow deposits reflected in restricted cash of $2,638. Gables' indebtedness has an average of 5.66 years to maturity at June 30, 1999. Excluding monthly principal amortization payments, over the next five years Gables has the following scheduled debt maturities for indebtedness outstanding at June 30, 1999:

                            1999       $25,241
                            2000        53,521
                            2001        55,000
                            2002       152,392
                            2003        62,676

The debt maturities in 2002 include $70,000 of outstanding indebtedness under Gables' $225 million Credit Facility which has two one-year extension options. The debt maturities in 2003 include $44,930 of tax-exempt bond indebtedness credit-enhanced through a letter of credit facility which has unlimited one-year extension options. Three of the underlying bond issues mature in December, 2007 and the fourth underlying bond issue matures in August, 2024.

Gables' distributions through the second quarter of 1999 have been paid from cash provided by operating activities. Gables anticipates that distributions will continue to be paid on a quarterly basis from cash provided by operating activities.

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

$225 Million Credit Facility
----------------------------

Gables has a $225 million unsecured revolving credit facility. In May, 1999 the facility was amended and the maturity date was extended to May, 2002, with two one-year extension options. In addition, the interest rate on Gables' current syndicated borrowings was increased from LIBOR plus 0.80% to LIBOR plus 0.95%. Gables' availability under the facility is limited to the lesser of the total $225 million commitment or the borrowing base. The borrowing base available under the facility is based on the value of Gables' unencumbered real estate assets as compared to the amount of Gables' unsecured indebtedness. As of June 30, 1999, Gables had $70.0 million in borrowings outstanding under the facility and, therefore, had $155.0 million of remaining capacity on the $225 million available commitment. Additionally, a competitive bid option feature is in place for up to 50% of the total commitment.

                                   Page - 22


MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands,  Except Property and Per Unit Amounts)
--------------------------------------------------------------

$25 Million Credit Facility
---------------------------

Gables has an unsecured revolving credit facility that provides for up to $25 million in borrowings. This facility has an initial term of one year and unlimited one-year extension options. Gables has exercised two of its one-year extension options, resulting in a current maturity date for the facility of October, 1999. Borrowings currently bear interest under this facility at LIBOR plus 0.80%. As of June 30, 1999, Gables had $24.3 million of borrowings outstanding under this facility.

Restrictive  Covenants
----------------------

Certain of Gables' debt agreements contain customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions in excess of stated amounts, which in turn restricts the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 95% of the Operating Partnership's consolidated income available for distribution (as defined in the related agreement), exclusive of distributions of capital gains for such year. The applicable debt agreements contain exceptions to these limitations to allow the Operating Partnership to make any distributions necessary to allow the Company to maintain its status as a REIT. Gables does not anticipate that this provision will adversely effect the ability of the Operating Partnership to make distributions or the Company to declare dividends, as currently anticipated.

BOOK VALUE OF ASSETS AND PARTNERS' CAPITAL

The application of historical cost accounting in accordance with generally accepted accounting principles ("GAAP") for Gables' UPREIT structure results in an understatement of total assets and partners' capital compared to the amounts that would be recorded via the application of purchase accounting in accordance with GAAP had Gables not been organized as an UPREIT. Management believes it is imperative to understand this difference when evaluating the book value of assets and partners' capital. The understatement of basis related to this difference in organizational structure at June 30, 1999 is $112,494, exclusive of the effect of depreciation. Accordingly, on a pro forma basis, the real estate assets before accumulated depreciation, total assets, and total partners' capital (including limited and preferred partners' capital interest) as of June 30, 1999 would be $1,737,054, $1,645,191 and $811,596, respectively, if such
$112,494 value were reflected.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 6 to Consolidated Financial Statements.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe", "expect", "anticipate", "intend", "estimate", "assume" and other similar expressions which are predictions of or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the control of Gables and may cause the actual results, performance or achievements of Gables to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

                                   Page - 23


MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Amounts)
--------------------------------------------------------------------------------

Factors that might cause such a difference include, but are not limited to, the following: Gables may abandon or fail to secure development opportunities; construction costs of a community may exceed original estimates; construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs and reduced rental revenues; occupancy rates and market rents may be adversely affected by local economic and market conditions which are beyond management's control; financing may not be available or may not be available on favorable terms; Gables' cash flow may be insufficient to meet required payments of principal and interest; and existing indebtedness may mature in an unfavorable credit environment, preventing such indebtedness from being refinanced or, if financed, causing such refinancing to occur on terms that are not as favorable as the terms of existing indebtedness.

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

Gables' progress is described by category in the following table:

     Category                    Status             Phase 4 Completion Date
     --------                    ------             -----------------------
     Hardware                   Complete                   3/31/99
     Software                   Complete                   3/31/99
     Non-IT                     Complete                   6/30/99

Gables' costs of addressing the Year 2000 issue have not been, and are not expected to be, material and relate primarily to costs of upgrading older equipment in addition to personnel resource allocation. However, no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to prepare for the Year 2000 issue. Gables has included banks and utilities in its vendor survey, as their services are considered to be mission-critical to its business function. As with other vendors, Gables is attempting to attain compliance certification from these vendors to assure that there will be no business interruption to its customers on January 1, 2000. Based on vendor response and in-house testing, Gables has developed specific contingency plans where necessary. In addition, Gables is in the process of designing a general contingency plan to be implemented in the event of unanticipated equipment and systems failures. However, there can be no assurance that such plan will be adequate or that failures or delays by third parties in achieving Year 2000 compliance will not result in material business interruptions, loss of revenues or other adverse effects.

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

                                   Page - 25


MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------

DEVELOPMENT COMMUNITIES AT JUNE 30, 1999

                         Number of      Total                                             Actual  or  Estimated Quarter  of
                         Apartment    Budgeted      Percent at June 30, 1999    Construction    Initial    Construction  Stabilized
Community                  Homes        Cost       Complete  Leased  Occupied      Start       Occupancy        End       Occupancy
----------               ---------    --------     --------  ------  --------   ------------   ---------    ------------  ---------
                                     (millions)                                                                                (1)

WHOLLY-OWNED DEVELOPMENT COMMUNITIES:

Orlando, FL
-----------
Gables Chatham Square       448         $37            3%     ---       ---       2Q 1999       2Q 2000       3Q 2001      3Q 2001
Gables North Village        315          40            1%     ---       ---       2Q 1999       4Q 2000       1Q 2002      1Q 2002
                            ---         ---
WHOLLY-OWNED TOTALS         763         $77
                            ---         ---


CO-INVESTMENT DEVELOPMENT COMMUNITIES (2), (3):

Atlanta, GA
-----------
Gables Metropolitan I       435         $49           64%       9%      ---       2Q 1998       3Q 1999       2Q 2000      4Q 2000

Houston, TX
-----------
Gables Raveneaux            382          28           72%      23%       7%       3Q 1998       2Q 1999       1Q 2000      3Q 2000

Dallas, TX
----------
Gables San Raphael          222          17           94%      21%      14%       3Q 1998       2Q 1999       3Q 1999      1Q 2000
Gables State Thomas I       290          33           14%      ---      ---       2Q 1999       2Q 2000       1Q 2001      3Q 2001

Boca Raton, FL
--------------
Gables Grande Isle          320          23            4%      ---      ---       2Q 1999       1Q 2000       4Q 2000      1Q 2001
Gables Palma Vista          189          23           35%      ---      ---       1Q 1999       4Q 1999       2Q 2000      4Q 2000
Gables San Michele II       343          40           58%      17%       8%       3Q 1998       2Q 1999       2Q 2000      4Q 2000
                          -----        ----

CO-INVESTMENT TOTALS      2,181        $213 (3)
                          -----        ----

DEVELOPMENT TOTALS        2,944        $290
                          =====        ====

(1)  Stabilized occupancy is defined as the earlier to occur of (i) 93% occupancy or (ii) one year after completion of construction.
(2)  These communities were contributed into a joint venture in March, 1999.
(3)  Construction loan proceeds are expected to fund 50% of total budgeted costs. The remaining costs will be funded by capital contributions  to the venture from the venture partner and Gables in a funding ratio of 80% and 20%, respectively.


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

                                   Page - 26

MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------

STABILIZED APARTMENT COMMUNITIES AT JUNE 30, 1999

                                                 Number of          June 30, 1999        June 30, 1999 Scheduled Rent Per
Community                                          Homes              Occupancy              Unit            Square Foot
-----------------------------                   ----------          -------------            ----            -----------
Houston, TX
-----------
Austin Colony                                       237                  90%                 $886               $0.91
Baybrook Village                                    776                  97%                  598                0.75
Gables Bradford Place                               372                  96%                  770                0.89
Gables Bradford Pointe                              360                  96%                  669                0.87
Gables Champions                                    404                  92%                  826                0.91
Gables CityPlaza                                    246                  98%                  912                1.03
Gables Cityscape                                    252                  97%                  939                1.10
Gables CityWalk/Waterford Square                    317                  98%                  914                1.13
Gables Edgewater                                    292                  89%                  837                0.95
Gables Meyer Park                                   345                  94%                  889                1.03
Gables New Territory                                256                  93%                  863                0.95
Gables of First Colony                              324                  90%                  917                0.92
Gables Piney Point                                  246                  91%                  965                1.04
Gables Pin Oak Green                                582                  93%                  971                0.95
Gables Pin Oak Park                                 477                  93%                1,006                0.99
Gables River Oaks                                   228                  93%                1,409                1.16
Lions Head                                          277                  89%                  752                0.89
Metropolitan Uptown   (JV)                          318                  94%                1,032                1.13
Rivercrest I                                        140                  91%                  706                0.84
Rivercrest II                                       140                  85%                  694                0.82
Westhollow Park                                     412                  93%                  668                0.74
Windmill Landing                                    259                  94%                  706                0.81
                                                --------            -----------         -------------       -------------
                                                  7,260                  93%                  847                0.94
Atlanta, GA
-----------
Briarcliff Gables                                   104                 100%                1,122                0.90
Buckhead Gables                                     162                  99%                  823                1.09
Dunwoody Gables                                     311                  95%                  841                0.90
Gables Cinnamon Ridge                               200                  97%                  695                0.72
Gables Cityscape                                    192                  99%                  863                1.04
Gables Mill                                         438                  96%                  829                0.89
Gables Northcliff                                    82                 100%                1,190                0.76
Gables Over Peachtree                               263                  95%                1,040                1.14
Gables Sugarloaf                                    386                  98%                  936                0.94
Gables Vinings                                      315                  97%                1,000                0.93
Gables Walk                                         310                  96%                1,034                0.87
Gables Wood Arbor                                   140                  93%                  721                0.79
Gables Wood Crossing                                268                  92%                  733                0.76
Gables Wood Glen                                    380                  94%                  720                0.73
Gables Wood Knoll                                   312                  98%                  724                0.73
Lakes at Indian Creek                               603                  92%                  630                0.69
Rock Springs Estates                                295                  95%                  886                0.88
Roswell Gables I                                    384                  96%                  890                0.82
Roswell Gables II                                   284                  96%                  890                0.76
Spalding Gables                                     252                  98%                  881                0.89
Wildwood Gables                                     546                  98%                  868                0.76
                                                --------             -----------        -------------       -------------
                                                  6,227                  96%                  847                0.84
South FL
--------
Boca Place                                          180                  97%                  838                0.86
Cotton Bay                                          444                  96%                  698                0.71
Hampton Lakes                                       300                  96%                  756                0.71
Hampton Place                                       368                  96%                  721                0.75
Kings Colony                                        480                  99%                  760                0.86
Mahogany Bay                                        328                  96%                  754                0.75
Mizner on the Green                                 246                  97%                1,564                1.24
San Michele                                         249                  96%                1,395                1.04




                                   Page - 27

MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------

STABILIZED APARTMENT COMMUNITIES AT JUNE 30, 1999
(continued from previous page)

                                                 Number of          June 30, 1999         June 30, 1999 Scheduled Rent Per
Community                                          Homes              Occupancy              Unit            Square Foot
-------------------------------                 ----------          -------------            ----            -----------
South FL (continued)
--------
San Remo                                            180                  96%               $1,228               $0.67
Town Colony                                         172                  96%                  824                0.96
Vinings at Boynton Beach I                          252                  96%                  875                0.73
Vinings at Boynton Beach II                         296                  97%                  901                0.75
Vinings at Hampton Village                          168                  97%                  802                0.66
Vinings at Town Place                               312                  93%                  822                0.99
Vinings at Wellington                               222                  93%                  996                0.74
                                                ---------            ------------       -------------       -------------
                                                  4,197                  96%                  896                0.82
Dallas, TX
----------
Arborstone                                          536                  98%                  539                0.75
Gables at Pearl Street                              108                  96%                1,438                1.32
Gables CityPlace                                    232                  98%                1,439                1.37
Gables Green Oaks                                   300                  94%                  839                0.88
Gables Mirabella                                    126                  96%                1,276                1.40
Gables Preston                                      126                  96%                1,067                0.97
Gables Spring Park                                  188                  96%                  943                0.89
Gables Turtle Creek                                 150                  98%                1,334                1.33
Gables Valley Ranch                                 319                  92%                  954                0.93
                                                ---------           -------------       -------------       -------------
                                                  2,085                  96%                  963                1.02
Memphis, TN
-----------
Arbors of Harbortown   (JV)                         345                  91%                  858                0.87
Gables Cordova                                      464                  94%                  704                0.75
Gables Germantown                                   252                  95%                  945                0.81
Gables Quail Ridge                                  238                  83%                  917                0.77
Gables Stonebridge                                  500                  94%                  695                0.79
                                                ---------           -------------       -------------       -------------
                                                  1,799                  92%                  793                0.80
Austin, TX
----------
Gables at the Terrace                               308                  93%                1,061                1.12
Gables Bluffstone                                   256                  96%                1,081                1.10
Gables Central Park                                 273                  88%                1,176                1.25
Gables Great Hills                                  276                  97%                  819                0.99
Gables Park Mesa                                    148                  95%                1,121                1.03
Gables Town Lake                                    256                  88%                1,195                1.28
                                                ---------           -------------       -------------       -------------
                                                  1,517                  93%                1,069                1.13
Nashville, TN
-------------
Brentwood Gables                                    254                  91%                  881                0.78
Gables Hendersonville                               364                  94%                  681                0.72
Gables Hickory Hollow  I                            272                  92%                  672                0.74
Gables Hickory Hollow II                            276                  92%                  672                0.71
                                                ---------           -------------       -------------       -------------
                                                  1,166                  93%                  720                0.74
San Antonio, TX
---------------
Gables Colonnade I                                  312                  89%                  801                0.88
Gables Wall Street                                  232                  95%                  810                0.85
                                                ---------           -------------       -------------       -------------
                                                    544                  92%                  804                0.87
Orlando, FL
-----------
Gables Celebration                                  231                  92%                1,228                1.06
The Commons at Little Lake Bryan I                  280                 100%                  --- (A)            ---- (A)
                                                ---------           -------------       -------------       -------------
                                                    511                  96%                1,228                1.06

   TOTALS                                        25,306                  95%                 $871               $0.89
                                                =========           =============       =============       =============

(A)This property is leased to a single user group pursuant to a triple net master lease.  Accordingly, scheduled rent data is not reflected as it is not comparable to the rest of Gables' portfolio.

                                   Page - 28


MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------

PORTFOLIO INDEBTEDNESS AND INTEREST RATE PROTECTION AGREEMENT SUMMARIES AT JUNE 30, 1999 (Dollars in thousands)


PORTFOLIO INDEBTEDNESS SUMMARY

                                                               Percentage            Interest             Total          Years to
Type of Indebtedness                        Balance             of Total             Rate (A)            Rate (B)        Maturity
--------------------                        -------            ----------            --------            --------        --------
Fixed-rate:
Secured notes                              $124,606               15.9%                7.80%              7.80%            8.75
Unsecured notes                             322,954               41.2%                7.20%              7.20%            4.20
Tax-exempt                                   90,545               11.5%                5.90%              6.31%            8.17
                                         ------------          ----------          -----------          ---------        --------
     Total fixed-rate                      $538,105               68.6%                7.12%              7.19%            5.92
                                         ------------          ----------          -----------          ---------        --------

Tax-exempt variable-rate                   $150,070               19.2%                3.49%              4.47%            6.94
                                         ------------          ----------          -----------          ---------        --------

Unsecured credit facilities                 $95,241               12.2%                6.00%              6.00%            2.15
                                         ------------          ----------          -----------          ---------        --------

Total portfolio debt (C), (D)              $783,416              100.0%                6.29%              6.52%            5.66
                                         ============          ==========          ===========          =========        ========

(A)  Interest Rate represents the weighted average interest rate incurred on the indebtedness, exclusive of deferred financing cost amortization and credit enhancement fees, as applicable.

(B)  Total Rate represents the Interest Rate (A) plus credit enhancement fees, as applicable.

(C)  Interest associated with construction activities is capitalized as a cost of development and does not impact current earnings.  The qualifying construction expenditures at June 30, 1999 for purposes of  interest capitalization were $84,104.

(D)  Excludes (i) $16.4 million of tax-exempt bonds and $17.7 million of outstanding conventional indebtedness related to joint ventures in which Gables owns a 25% interest and (ii) $22.2 million of construction loan indebtedness related to a joint venture in which Gables owns a 20% interest.

INTEREST RATE PROTECTION AGREEMENT SUMMARY

                                 Notional              Effective    Termination
Description of Agreement          Amount      Rate       Date          Date
------------------------         --------    -------   ---------    -----------

LIBOR, 30-day - "Rate Swap"      $44,530     5.35%(E)   08/30/96     08/30/99(F)

LIBOR, 30-day - "Rate Swap"      $25,000     5.76%(E)   02/27/98     02/27/00(G)

LIBOR, 30-day - "Rate Swap"      $40,000     4.79%(E)   11/30/98     09/29/00

(E)  The 30-day LIBOR rate in effect at June 30, 1999 was 5.35%.

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

                                   Page - 29


SUPPLEMENTAL  DISCUSSION  -  Funds  From  Operations  and  Adjusted  Funds  From
                             Operations

Gables considers funds from operations ("FFO") to be a useful performance measure of the operating performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Gables believes that in order to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with net income as presented in the financial statements and data included elsewhere in this report. Gables computes FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO as defined by NAREIT represents net income (loss) determined in accordance with GAAP, excluding gains or losses from sales of assets or debt restructuring plus certain non-cash items, primarily real estate depreciation, and after adjustments for unconsolidated partnerships and joint ventures. In addition, extraordinary or unusual items, along with significant non-recurring events that materially distort the comparative measure of FFO, are typically disregarded in its calculation. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, Gables' FFO is comparable to the FFO of real estate companies that use the NAREIT definition. Adjusted funds from operations ("AFFO") is defined as FFO less recurring, non-revenue enhancing capital expenditures. FFO and AFFO should not be considered alternatives to net income as indicators of Gables' operating performance or alternatives to cash flows as measures of liquidity. FFO does not measure whether cash flow is sufficient to fund all of Gables' cash needs, including principal amortization, capital expenditures, and distributions to shareholders and unitholders. Additionally, FFO does not represent cash flows from operating, investing or financing activities as defined by GAAP. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of Gables' cash needs and cash flows. A reconciliation of FFO and AFFO follows:

                                                                            Three Months              Six Months
                                                                           Ended June 30,            Ended June 30,
                                                                           1999      1998            1999      1998
                                                                          ----      ----            ----      ----
Net income available to common unitholders                               $10,997    $9,312         $19,980   $16,124
Non-recurring severance costs (a)                                              0         0           2,000         0
Non-recurring loss on treasury locks (b)                                       0       199               0     2,010
Amortization of loss on extension of used treasury locks                     -47       -46             -92       -50
Gain on sale of real estate assets                                             0         0            -666         0
Real estate asset depreciation:
     Wholly-owned real estate assets                                      11,721    10,210          23,530    17,694
     Joint venture real estate assets                                         67        56             125       112
                                                                          ------    ------          ------    ------
Total                                                                     11,788    10,266          23,655    17,806
                                                                         -------   -------         -------   -------

Funds from operations - basic                                            $22,738   $19,731         $44,877   $35,890
Amortization of discount on long-term liability (c)                          164       192             356       192
                                                                         -------   -------         -------   -------
Funds from operations - diluted                                          $22,902   $19,923         $45,233   $36,082
                                                                         -------   -------         -------   -------

Capital expenditures for operating apartment communities:
        Carpet                                                           $ 1,017   $   709         $ 1,856   $ 1,152
        Roofing                                                                6        34              26        50
        Exterior painting                                                     18         0              18         0
        Appliances                                                           103       109             212       157
        Other additions and improvements                                   1,450     1,074           2,717     1,691
                                                                         -------   -------         -------   -------
               Total                                                       2,594     1,926           4,829     3,050
                                                                         -------   -------         -------   -------
Adjusted funds from operations - diluted                                 $20,308   $17,997         $40,404   $33,032
                                                                         =======   =======         =======   =======
Average Units outstanding - basic                                         32,537    29,519          32,654    27,808
                                                                          ======    ======          ======    ======
Average Units outstanding - diluted (c)                                   33,007    30,087          33,176    28,167
                                                                          ======    ======          ======    ======

                                   Page - 30


MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Amounts)
--------------------------------------------------------------------------------

(a) Severance costs of $2,000 for the six months ended June 30, 1999 represent a charge associated with Gables' organizational changes, including the departure of the chief operating officer. The NAREIT definition of FFO disregards significant non-recurring events that materially distort the comparative measurement of FFO over time. Gables believes that such organizational changes that resulted in the charge are unusual and non-recurring in nature. Gables also believes that other organizational changes could arise in the future that could result in similar charges. Gables believes these severance costs materially distort the comparative measurement of FFO and, therefore, have been disregarded in the calculation of FFO pursuant to the NAREIT definition of FFO.

(b) Loss on treasury locks of $199 and $2,010 for the three and six months ended June 30, 1998, respectively, represents mark to market losses recorded upon the expiration of the terms of treasury lock agreements that were (i) entered into in anticipation of a projected debt offering and (ii) subsequently extended in connection with modifications in the projected timing of the debt offering as a result of unanticipated capital transactions, including the South Florida Acquisition. The NAREIT definition of FFO disregards significant non-recurring events that materially distort the comparative measurement of FFO over time. While Gables may utilize derivative financial instruments such as rate locks to hedge interest rate exposure by modifying the interest rate characteristics of prospective financing transactions, it believes the specific series of events and circumstances that resulted in the loss of hedge accounting for these treasury locks is unusual and non-recurring in nature. Gables also believes that different events and circumstances could arise in the future that could result in similar losses. Gables believes these losses materially distort the comparative measurement of FFO and, therefore, have been disregarded in the calculation of FFO pursuant to the NAREIT definition of FFO.

(c) This obligation will be settled with Units. Such Units are excluded from basic shares and Units outstanding, but are included in the calculation of diluted shares and Units outstanding.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Gables' capital structure includes the use of variable rate and fixed rate indebtedness. As such, Gables is exposed to the impact of changes in interest rates. Gables' senior management periodically seeks input from third party consultants regarding market interest rate and credit risk in order to evaluate its interest rate exposure. In certain situations, Gables may utilize derivative financial instruments in the form of rate caps, rate swaps or rate locks to hedge interest rate exposure by modifying the interest rate characteristics of related balance sheet instruments and prospective financing transactions. Gables does not utilize such instruments for trading or speculative purposes.

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

                                   Page - 31



Part II - Other Information

         Item 1:    Legal Proceedings

                    None

         Item 2:    Changes in Securities

                    Each time the Company issues shares of beneficial interest, it contributes the proceeds of such issuance to the Operating Partnership in return for a like number of Units with rights and preferences analogous to the shares issued. During the period commencing on April 1, 1999 and ending June 30, 1999, in connection with such issuances of shares by the Company during that time period, the Operating Partnership issued an aggregate 148,479 common Units to the Company. Such Units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.


         Item 3:    Defaults Upon Senior Securities

                    None

         Item 4:    Submission of Matters to a Vote of Security Holders

                    None

         Item 5:    Other Information

                    None

         Item 6:    Exhibits and Reports on Form 8-K

                    (a)  Exhibits

                    10.1*First  Amendment to  $225,000,000  Amended and Restated
                         Credit Agreement dated as of May 13, 1998 by and among Gables Realty Limited Partnership (as Borrower) and Wachovia Bank, N.A., First Union National Bank, Chase Bank of Texas, National Association, PNC Bank, National Association, Guaranty Federal Bank, F.S.B., AmSouth Bank of Alabama and Commerzbank AG, Atlanta Agency (collectively, as lenders) and Wachovia Bank, N.A. (as Agent) dated June 14, 1999.


                    27.1*Financial Data Schedule

                    -----------------------
                    *Filed herewith


               (b)  Reports on Form 8-K

                    (i) A Form 8-K dated April 5, 1999 was filed with the Securities and Exchange Commission to supplement pro forma financial information included in the Form 8-K dated April 1, 1998 filed in connection with the South Florida Acquisition.

                                   Page - 32




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




                                          GABLES REALTY LIMITED PARTNERSHIP
                                          By:  Gables GP, Inc.
                                          Its: General Partner


Date:    August 10, 1999                  /s/ Marvin R. Banks, Jr.
                                          ------------------------
                                          Marvin R. Banks, Jr.
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Authorized Officer of the Registrant)





Date:    August 10, 1999
                                          /s/ Dawn H. Severt
                                          -------------------
                                          Dawn H. Severt
                                          Vice President and
                                          Chief Accounting Officer