Form 10-K
period 1999-12-31
GABLES REALTY LIMITED PARTNERSHIP
filed 2000-03-30
CIK 1039797

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

For the Fiscal Year Ended December 31, 1999
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File Number: 000-22683

GABLES REALTY LIMITED PARTNERSHIP

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2077966 (I.R.S. employer identification no.)
2859 Paces Ferry Road, Suite 1450 Atlanta, Georgia (Address of principal executive offices)	30339 (Zip Code)

Registrant's telephone number, including area code: (770) 436-4600

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

(1) Yes X No

(2) Yes X No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /

   As of March 17, 2000, the aggregate market value of the 5,415,418 common units of limited partnership interest ("Units") held by non-affiliates of the Registrant was $120,154,587, based upon the closing price of $22.1875 on the New York Stock Exchange composite tape on such date of the common shares of beneficial interest, par value $.01 per share, of Gables Residential Trust (the "Trust"), a Maryland real estate investment trust and the 100% owner of Gables GP, Inc., the sole general partner of the Registrant, into which Units are redeemable under certain circumstances at the election of the Trust. (For this computation, the Registrant has excluded the market value of all Units reported as beneficially owned by the Trust and by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the Registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

   Information contained in Gables Residential Trust's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 16, 2000 is incorporated by reference in Part III, Items 10, 11 and 12.

FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 1999
TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

Introduction

    Gables Realty Limited Partnership (the "Operating Partnership" or "Gables") is the entity through which Gables Residential Trust (the "Trust"), a real estate investment trust (a "REIT"), conducts substantially all of its business and owns, either directly or indirectly through subsidiaries, substantially all of its assets. In 1993, the Trust was formed under Maryland law and the Operating Partnership was organized as a Delaware limited partnership to continue and expand the multifamily apartment community management, development, construction, acquisition and disposition operations of its privately owned predecessor organization. The Trust completed its initial public offering on January 26, 1994 (the "IPO") and its common shares are listed on the NYSE under the symbol GBP.

    The Trust controls the Operating Partnership through Gables GP, Inc. ("Gables GP"), a wholly-owned subsidiary and the sole general partner of the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT or UPREIT. At December 31, 1999, the Trust was a 79.8% economic owner of the common equity of the Operating Partnership. The Board of Directors of Gables GP, the members of which are the same as the members of the Board of Trustees of the Trust, manages the affairs of the Operating Partnership by directing the affairs of Gables GP. The Trust's limited partner and indirect general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitle the Trust to vote on all matters requiring a vote of the limited partners.

    Generally, the other limited partners of the Operating Partnership are persons who contributed their direct or indirect interests in certain properties to the Operating Partnership primarily in connection with the IPO and the acquisition of Trammell Crow Residential South Florida. The Operating Partnership is obligated to redeem each common unit of limited partnership ("Unit") held by a person other than the Trust, at the request of the holder, for an amount equal to the fair market value of a common share at the time of such redemption, provided that the Trust, at its option, may elect to acquire any such Unit presented for redemption for one common share or cash. With each redemption, the Trust's percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Trust issues common shares or preferred shares, it is obligated to contribute any net proceeds to the Operating Partnership and the Operating Partnership is obligated to issue an equivalent number of common or preferred Units, as applicable, to the Trust.

    The Operating Partnership may issue additional Units to acquire land parcels for the development of apartment communities or operating apartment communities in transactions that in certain circumstances defer some or all of the seller's tax consequences. The Operating Partnership believes that many potential sellers of multifamily residential properties have a low tax basis in their properties and would be more willing to sell the properties in transactions that defer federal income taxes. Offering Units instead of cash for properties may provide potential sellers partial federal income tax deferral.

    Unless the context otherwise requires, all references to "we", "our" or "us" in this report refer collectively to the Trust and the Operating Partnership.

Business Objectives and Strategy

    We are one of the largest owners, operators and developers of multifamily apartment communities in markets that have high job growth and have shown resiliency to national economic downturns in the United States. Our objective is to increase shareholder value by producing consistent, high quality earnings that result in dividend growth and annual total returns which exceed the multifamily sector average. To achieve this objective, we employ a number of business strategies which are outlined below:

    Investment Strategy.  Our long-term investment strategy is research-driven and aimed at achieving sustainable growth in operating cash flow while reducing exposure to inherent volatility associated with real estate supply/demand dynamics. We believe the success of a real estate investment is predicated on three basic factors—(1) macro-market fundamentals, (2) specific sub-market dynamics, and (3) product decisions.

    Our objective is to have a portfolio of assets in approximately six to eight strategically selected markets that are complementary through economic diversity and characterized by high job growth and resiliency to national economic downturns. We believe such a portfolio will provide predictable growth in operating cash flow on a sustainable basis.

    Real estate is a cyclical business and, as a long-term owner and operator of apartment communities, we believe it is important to evaluate performance potential throughout various economic cycles. It is also our belief that job creation and household formation are key components of demand for apartment communities. Research has shown that certain markets in the United States create more jobs and are more resilient to national economic downturns than others. In addition, the industrial job base of various markets can provide economic diversity through portfolio allocation that, in turn, can reduce volatility in performance. These factors, along with other macro-demographic characteristics, have led us to identify markets in which to make real estate investments.

    We believe that within a macro-market environment, apartment communities located in different sub-markets can have different economic performance, and that specific sub-market locations are an important factor in determining the potential economic success of an investment. Factors that differentiate specific sub-markets within a macro-market include, among other items, proximity to employment centers, entertainment and shopping, quality of education systems, availability of land that could be used to introduce new apartment communities, and the local entitlement process. It is our belief that apartment communities located in close proximity to these areas and areas with high barriers to entry through lack of available land and/or difficult entitlement processes should produce economic performance that exceeds that of apartment communities in locations without those characteristics. We generally refer to our desired locations as "in-fill" or "master-planned community" locations versus suburban locations that lack many of these differentiating characteristics. A key component used to identify in-fill/master-planned communities is the average cost per square foot for single family housing. We believe the single family housing market is very efficient in pricing the quality of housing and the proximity of neighborhoods to employment centers, entertainment, shopping, and quality education systems. By identifying these highly desirable sub-markets where people are spending the most on a per square foot basis to live, and targeting them for investment, we believe we can achieve above-average economic performance from our apartment communities.

    The third component of our investment strategy is product specific. Our target customer is the affluent renter-by-choice who desires a high quality apartment community in which to live. We perform extensive market research, both internal and external, in an effort to design apartment communities that meet the current and future desires of our target customers. In addition, we invest for the long term by acquiring and developing apartment communities with high quality construction materials and amenities. We believe that long-term maintenance and capital expenditure requirements are reduced by investing additional capital up front in apartment communities built with quality construction materials. The timeless design and high quality of the product targeted to the affluent renter-by-choice also gives us a competitive advantage over many other apartment owners through our ability to sell assets to condominium converters at prices in excess of apartment valuations. We have received numerous local and national awards and recognition for the quality of our apartment communities.

    In order to execute our investment strategy, we believe it is important to maintain a strong local presence in each of our markets. Through our local expertise, we stay abreast of current market conditions and can proactively adjust tactics in anticipation of changes in market fundamentals. In addition, we believe we have a competitive advantage over many other apartment community owners through the vertical integration of our organization. We have expertise in all facets of apartment community investment, including the disciplines of construction, development, acquisition and disposition. Since 1982, we have been involved in the development, acquisition and disposition of approximately 32,000, 20,000 and 24,000 apartment homes, respectively.

    Operating Strategy.  We adhere to a strategy of owning and operating high quality, class AA/A apartment communities under the Gables® brand. We believe that such communities, when located in highly desirable areas to live and supplemented with high quality service and amenities, attract the affluent renter-by-choice who is willing to pay a premium for location preference, superior service and high quality communities. The resulting portfolio should maintain high levels of occupancy and rental rates. This, coupled with more predictable operating expenses and reduced capital expenditure requirements associated with high quality construction materials, should lead to operating margins that exceed national averages for the multifamily sector and sustainable growth in operating cash flow.

    We are continuing to pursue a long-standing strategy of brand name development by linking the "Gables" name to our communities. This strategy is intended to reinforce our reputation for excellent service and build recognition of our multifamily communities as a high quality, recognizable brand. We believe that increased consumer recognition of the "Gables" brand name in each of our markets enhances our ability to attract new residents, increases the markets' perception of our communities as high quality residential developments, and enhances our relationships with local authorities.

    We operate our communities to maximize sustainable cash flow growth and create long-term value. This is achieved by proactive marketing and leasing of apartment homes, providing the best possible resident service, generating economies of scale to lower expenses, and maintaining the communities to the highest standards. We believe that excellent service and branding thereof will distinguish us from our competitors, retain current residents and attract new prospects.

    We employ a number of operating strategies based on market fundamentals and prediction models in order to maximize the sustainability of growth in operating cash flow. Financial and marketing information is collected and distributed through local and wide-area networks from on-site computer systems at all of our communities, and effectively summarizes operating and marketing data critical for making accurate daily decisions. The system also compiles demographic profile information on prospective and current residents, allowing us to effectively target our customer base through our branding efforts. We also utilize the Internet extensively as a marketing tool to attract new customers through our award-winning web site at www.gables.com. Capturing and analyzing macro-market and sub-market data through our sophisticated operating systems allows us to perform analyses via our proprietary prediction models. As a result of these analyses, we may choose an operating strategy for a particular market aimed at maximizing rental rate growth while increasing short-term vacancy exposure. In other scenarios, a focus on maximizing occupancy at the expense of rental rate growth may deliver the best operating cash flow growth. We may also utilize different operating strategies for assets that are targeted for disposition in order to maximize the sales price based on current market underwriting conditions. These and other operating strategies are employed to maximize sustainable cash flow growth and create long-term value for shareholders.

    Human Resources Strategy.  Our aim is to be the employer of choice within the industry, with a mission of Taking Care of the Way People Live. A cornerstone of our strategy involves innovative human resource practices that we believe will attract and retain the highest calibre associates. Because of our long-established presence as a fully integrated apartment management, development, construction, acquisition and disposition company within our markets, we have the ability to offer multi-faceted career opportunities among the various disciplines within the industry. Approximately 8% of our associates have tenure in excess of 10 years. Average tenure for senior management, vice presidents and regional managers, and property managers is over thirteen years, ten years and five years, respectively. We believe the experience, expertise and depth of our bench strength is a competitive advantage.

    We believe our success with human resource strategies is primarily due to our empowerment of associates and our career development and training. By empowering associates to make decisions at a local level where the point of service occurs, we increase customer and associate satisfaction. We operate each of our apartment communities as a business unit. Property managers and staff are responsible for achieving specific economic goals associated with revenues, occupancy and expenses, in addition to maintaining assets to a high standard in order to ensure long-term success potential. Empowering associates with responsibility and encouraging decision making requires hiring the highest calibre associate and allocating extensive resources to training and career development.

    We are committed to training at all levels within the organization, from newly hired associates to the board of trustees. This commitment is aimed at ensuring the competitive advantage inherent in the expertise of our associates and deep bench strength, which facilitates succession planning at all levels. Our service-oriented philosophy is branded and reinforced through our "college of career development", Gables University. This comprehensive training system for our employees is overseen by full-time training coordinators and offers classes in a variety of different schools, such as the School of Leasing, School of People Resources and School of Maintenance Development. Additionally, there are "degree" programs which are completed with graduation ceremonies. Service is also reinforced with quarterly "I Made a Difference" recognition ceremonies, where personal achievement by associates is acknowledged by senior management in each of the markets where we operate. We believe recognition programs reinforce our culture and branding philosophy.

    A key component to achieving our objectives is the alignment of interests between associates and shareholders. Ownership of stock options and shares is held at all levels within our company and includes property and maintenance managers as well as members of the board of trustees. Approximately 400 of our associates have equity ownership in Gables, and therefore have their interests aligned with all other shareholders.

    Capital Strategy.  Our objective is to maximize return on invested capital. By doing so, we believe we will achieve growth in earnings per share and net asset value per share. An integral part of our capital strategy involves maintaining financial flexibility via a conservative balance sheet that is investment grade. We have investment grade, senior unsecured debt ratings from Moody's Investors Service and Standard and Poor's of Baa2 and BBB, respectively. Our preferred shares are also investment grade rated by those firms at baa3 and BBB-, respectively. We believe our conservative credit profile provides security for shareholders and is a competitive advantage over companies without the financial flexibility associated with investment grade balance sheets.

    Our attention to return on invested capital manifests itself through a very focused approach to managing our capital structure. We are able to recycle existing capital through asset dispositions, which allows us to re-deploy capital into investments with higher return potential. In certain situations, we may also capitalize on the arbitrage that exists between the private market valuation of our assets and a discounted public market valuation of our common shares by selling assets and repurchasing stock. We have access to capital through a variety of sources, including common equity, preferred equity and private equity via direct investment, in addition to internally generated equity through asset dispositions and retained cash flow.

    Ancillary Business Strategy.  We are involved in ancillary businesses related to our core business and competencies. These business lines include third-party property management, furnished corporate apartments, development and construction services, and asset disposition brokerage services. Our expertise in these areas stems from our core competencies. In addition, we are innovative in identifying and capitalizing on new services to our resident customers that provide for increases in earnings and high returns on invested capital. Regular feedback from resident customers and our clients provides avenues for enhanced service and earnings potential.

    As of December 31, 1999, we managed 46 multifamily communities for third parties, comprising approximately 15,600 apartment homes. These fee management contracts are maintained with a total of 23 owners. In addition to contributing to earnings, engaging in fee management allows us to create economies of scale by leveraging our management operations costs and providing access to development and acquisition opportunities, as well as providing additional market knowledge.

    1999 Significant Events.  During 1999, we announced a common equity repurchase program pursuant to which we are authorized to repurchase $100 million of our outstanding common shares and equivalents. The program is aimed at capitalizing on the arbitrage that exists between the private market valuations of our assets and the discounted public valuation of our common shares. Repurchases of our common shares are being funded by retained cash flow and asset disposition proceeds on a leverage neutral basis after first being utilized to pay down debt.

    We received gross sales proceeds of $98.5 million during 1999 through dispositions of existing assets. We sold three apartment communities in Atlanta, two in Memphis and one in Houston, comprising 676 apartment homes, 490 apartment homes and 412 apartment homes, respectively. We also sold an outparcel of land from an existing development community located in Dallas. With the sales proceeds, we repurchased 2.4 million common shares and equivalents at an average price of $23.51, for a total of $55.9 million.

    In 1999, we entered into a joint venture agreement with an affiliate of J.P. Morgan Investment Management, Inc. ("J.P. Morgan"). The business purpose of the Gables Residential Apartment Portfolio JV is to develop, own and operate eight multifamily apartment communities located in four of our markets. The capital budget for the development of the eight communities is $238 million and is being funded with 50% equity and 50% debt. The equity component is being funded 80% by J.P. Morgan and 20% by us. Our portion of the equity is being funded through contributions of cash and property. As of December 31, 1999, we had funded $22.2 million of our budgeted $23.8 million equity commitment to the joint venture. We serve as the managing member of the venture and have responsibility for all day-to-day operating matters. We also serve as the property manager, developer and general contractor for construction activities.

    We also completed a number of management succession initiatives in 1999. Chris Wheeler succeeded Marc Bromley as Chairman of the board of trustees on January 1, 2000 and as Chief Executive Officer in April, 1999. Mike Hefley succeeded John Rippel as Chief Operating Officer in May, 1999. Both John Rippel and Marc Bromley remain as members of the board of trustees.

    Apartment Portfolio.  As of December 31, 1999, we owned 79 multifamily apartment communities and had an indirect 25% general partner interest in two multifamily apartment communities, totaling 23,941 apartment homes. We also owned three multifamily apartment communities that were under development at December 31, 1999 and expected to comprise 940 apartment homes upon completion as well as an indirect 20% interest in eight apartment communities under development or in lease-up at December 31, 1999 and expected to comprise 2,471 apartment homes upon completion. We also own undeveloped sites on which we intend to develop eleven additional multifamily apartment communities expected to comprise an estimated 2,433 apartment homes, and have development rights to acquire additional sites on which we believe we could develop multifamily apartment communities comprising an estimated 2,453 apartment homes.

    Our apartment communities generate rental revenue and other income through the leasing of apartment homes to a diverse base of residents. We evaluate the performance of each of our apartment communities on an individual basis. However, because each of our apartment communities has similar economic characteristics, residents, and products and services, they have been aggregated into one reportable segment which comprise 95%, 96%, and 96% of our total revenues for the years ended December 31, 1999, 1998, and 1997, respectively.

    Management Structure.  We have been responsible for the development or acquisition of approximately 52,000 apartment homes since 1982 and our senior management team has, on average, in excess of 13 years experience in the multifamily industry. We provide a full range of integrated real estate services through a staff of approximately 1,260 employees who have expertise in property operations, development, acquisition, disposition and construction. We maintain offices in Atlanta, Boca Raton, Houston and Dallas, each with its own fully integrated organization, including experienced in-house management, development, acquisition, and disposition staffs with specific knowledge of the particular markets served. We believe that our competitive strength and growth potential lie in our in-depth knowledge of the changing opportunities available in each local market and in our locally focused management structure, which enables highly experienced development, acquisition, and disposition personnel to pursue opportunities in each market and highly experienced on-site managers to make the day-to-day decisions needed to maximize the performance of our existing properties. Our finance, accounting and administrative functions are controlled by a central staff located in Atlanta.

    Competitive Advantages.  We believe that we have several competitive advantages. These advantages include:

  •
  A fully integrated organization: a fully integrated organization with a track record of approximately seventeen years in all phases of real estate property management, development, acquisition, disposition, construction, rehabilitation, financing and marketing.

  •
  Product focus: a portfolio concentration of Class AA/A apartment communities that are targeted toward the affluent renter-by-choice, are located primarily in in-fill locations and master-planned communities, and include garden, townhome and higher density apartment communities.

  •
  Local presence in multiple markets: an established local presence in each of our markets, which we serve through an experienced staff with superior knowledge of local markets and a culture which provides incentives for outstanding performance at all levels.

  •
  Strategic portfolio diversification: an established market presence in strategically selected major markets that are geographically independent, rely on diverse economic foundations, and have shown job growth substantially above national averages and resiliency to national economic downturns.

  •
  Brand recognition: a service-oriented philosophy which focuses on offering extensive resident amenities and services in high quality apartment homes to increase occupancy, rental rates and net operating income.

The Management Companies

    Our management operations, with respect to properties in which we do not have an interest, are conducted through subsidiaries of the Operating Partnership (the "Management Companies"). The Management Companies also provide other services to third parties, including construction, brokerage and corporate rental housing. A portion of these services are, or may also be, provided by the Operating Partnership directly, to the extent consistent with the gross income requirements for REITs under the Internal Revenue Code of 1986, as amended (the "Code"). To maintain our qualification as a REIT while realizing income from our fee management and related service business, the Operating Partnership owns 100% of the nonvoting common stock which represents 98.99% of the total equity of each Management Company and 1% of the voting common stock which represents .01% of the total equity of each Management Company. The non-voting common stock and voting common stock owned by the Operating Partnership together represent 99% of the equity interests in each Management Company. Executive officers of Gables GP hold, in the aggregate, the remaining 1% of the equity in each Management Company, representing 99% of the voting common stock. The voting common stock held by Gables GP's executive officers is subject to a provision of the bylaws of each Management Company that is designed to ensure that the stock will be held by officers of Gables GP at all times. This bylaw provision of each Management Company cannot be amended without the vote of 100% of the outstanding voting common stock of such company.

Competition

    All of our communities are located in developed areas that include other apartment communities. The number of competitive multifamily communities in a particular area could have a material effect on our ability to lease apartment homes at our present communities or any newly developed or acquired community, as well as on the rents charged. We may be competing for development and acquisition opportunities with others that have greater resources than we do, including other REITs. In addition, our communities must compete for residents against new and existing homes and condominiums. The home affordability index in all of our markets is above the national average. This competitive environment is partially offset by the propensity to rent for households in our markets which in all cases exceeds the national average.

    The fee management business is highly competitive, and we face competition from a variety of local, regional and national firms. We compete against these firms by stressing the quality and experience of our employees, the services provided by us, and the market presence and experience we have developed over the past seventeen years. We may nevertheless lose some of our third party management business, particularly when such properties are sold.

Environmental Matters

    Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property, and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with the contamination. Such laws, ordinances and regulations typically impose clean-up responsibility and liability without regard to whether the owner knew of or caused the presence of the contaminants, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances or the failure to properly remediate the contamination on such property may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is owned or operated by such person. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. Finally, the owner or operator of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. In connection with the ownership, operation, management and development of our communities and other real properties, we may be potentially liable for such damages and costs.

    Certain federal, state and local laws, ordinances and regulations govern the removal, encapsulation and disturbance of asbestos-containing materials ("ACMs") when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws, ordinances and regulations may impose liability for release of ACMs and may provide for third parties to seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with the ownership, operation, management and development of our communities and other real properties, we may be potentially liable for such costs.

    In addition, recent studies have linked radon, a naturally-occurring substance, to increased risks of lung cancer. While there are currently no state or federal requirements regarding the monitoring for, presence of, or exposure to radon in indoor air, the U.S. Environmental Protection Agency and the Surgeon General recommend testing residences for the presence of radon in indoor air, and the EPA further recommends that concentrations of radon in indoor air be limited to less than 4 picocuries per liter of air (the "Recommended Action Level"). The presence of radon in concentrations equal to or greater than the Recommended Action Level in a community may adversely affect our ability to rent apartment homes in that community and the market value of the community.

    Finally, recently-enacted federal legislation will eventually require owners and landlords of residential housing constructed prior to 1978 to disclose to potential tenants or purchasers any known lead-paint hazards and will impose treble damages for failure to so notify. In addition, lead-based paint in any of our communities may result in lead poisoning in children residing in that community if chips or particles of such lead-based paint are ingested, and we may be held liable under state laws for any such injuries caused by ingestion of lead-based paint by children living at our communities.

    Our assessments of our communities have not revealed any environmental liability that we believe would have a material adverse effect on our business, assets or results of operations, nor are we aware of any such material environmental liability. Nevertheless, it is possible that our assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which we are unaware. Moreover, there can be no assurance that (1) future laws, ordinances or regulations will not impose any material environmental liability, or (2) the current environmental condition of our communities will not be affected by tenants, the condition of land or operations in the vicinity of the properties, such as the presence of underground storage tanks, or third parties unrelated to us.

    We believe that no ACMs were used in connection with the construction of our communities or will be used in connection with future construction. Our environmental assessments have revealed the presence of "potentially friable" ACMs at two of our communities. We have programs in place to maintain and monitor ACMs. We believe our communities are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products. We have not been notified by any governmental authority and are not otherwise aware of any material non-compliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of our present properties that would involve substantial expenditure, and we do not believe that compliance with applicable environmental laws or regulations will have an adverse material effect on us, our financial condition or results of operations.

Costs of Compliance with Americans with Disabilities Act and Similar Laws

    Under the Americans with Disabilities Act of 1990 (the "ADA"), all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. We believe that our communities are substantially in compliance with present requirements of the ADA as they apply to multifamily dwellings. A number of additional federal, state and local laws exist which also may require modifications to our communities or regulate certain further renovations with respect to access by disabled persons. For example, the Fair Housing Amendments Act of 1988 (the "FHAA") requires apartment communities first occupied after March 13, 1990 to be accessible to the handicapped. Non-compliance with the FHAA could result in the imposition of fines or an award of damages to private litigants. We believe that our communities that are subject to the FHAA are substantially in compliance with this law.

    Additional legislation may impose further burdens or restrictions on owners with respect to access by disabled persons. The ultimate amount of the cost of compliance with the ADA or related legislation is not currently ascertainable, and while these costs are not expected to have a material effect on us, they could be substantial. Limitations or restrictions on the completion of certain renovations may limit application of our investment strategy in certain instances or reduce overall returns on our investments.

Insurance

    We carry comprehensive liability, fire, extended coverage and rental loss insurance with respect to all of our completed communities, with policy specifications, insured limits and deductibles customarily carried for similar properties. We carry similar insurance with respect to our development properties, but with certain appropriate exceptions given the undeveloped nature of these properties. There are, however, certain types of losses, such as losses arising from acts of war, that are not generally insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, we could lose our capital invested in a particular property as well as the anticipated future revenues from the property and would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any uninsured loss or loss in excess of insured limits would adversely affect us.

Employees

    We provide a full range of real estate services through a staff of approximately 1,260 employees, including an experienced management team. There are no collective bargaining agreements with any of our employees. We believe relations with our employees are excellent.

Tax Matters

    We have elected to be taxed as a REIT under the Code and intend to maintain our qualification as a REIT in the future. In order to qualify as a REIT, we must distribute annually 95% of our taxable income, as defined in the Code, to our shareholders and satisfy certain other requirements. As a result, we generally will not be subject to federal income taxation at the corporate level on the income we distribute to shareholders. We currently utilize our Management Companies to provide management and other services to third parties that a REIT may be prohibited from providing. The taxable income of these Management Companies, if any, is subject to tax at regular corporate rates.

Policies with Respect to Significant Business Activities

    The following is a discussion of our investment, financing and other significant policies. These policies have been determined by our board of trustees and may be amended or revised from time to time by the board of trustees without a vote of the shareholders, except that (1) we cannot change our policy of holding assets and conducting business only through the Operating Partnership, the Management Companies and other permitted subsidiaries without the consent of the holders of Units as provided in the partnership agreement of the Operating Partnership, (2) changes in policies with respect to conflicts of interest must be consistent with legal requirements, and (3) we cannot take any action intended to terminate our qualification as a REIT without the approval of the holders of two-thirds of our common shares.

    Investment Policies.  We will conduct all our investment activities through the Operating Partnership and its subsidiaries. Our investment objectives are to provide quarterly cash distributions and achieve long-term capital appreciation through increases in our value. We may purchase income-producing multifamily apartments or other types of properties for long-term investment, expand and improve the communities presently owned or other properties purchased, or sell communities or other properties, in whole or in part, when circumstances warrant. We may also participate with third parties in apartment community ownership through joint ventures or other types of co-ownership. Equity investments may be subject to existing mortgage financing and other indebtedness or financing or indebtedness incurred in connection with acquiring or refinancing these investments. Debt service on such financing or indebtedness will have a priority over common shares and any distributions thereon.

    While we emphasize equity real estate investments in multifamily apartment communities, we may, at the discretion of the board of trustees, invest in other types of equity real estate investments and mortgages, including participating or convertible mortgages and other real estate interests. We currently intend to invest in apartment communities in specifically identified markets. However, future development or investment activities will not be limited to any geographic area or product type or to a specified percentage of our assets. We will not have any limit on the amount or percent of our assets invested in one property. Subject to the percentage of ownership limitations and gross income and asset tests necessary for REIT qualification, we may also invest in securities of other REITs, other entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities, although we do not presently intend to do so and have not done so in the past. We may enter into joint ventures or partnerships for the purpose of obtaining an equity interest in a particular property in accordance with our investment policies. These investments may permit us to own interests in larger assets without unduly restricting diversification and, therefore, add flexibility in structuring our portfolio. We will not enter into a joint venture or partnership to make an investment that would not otherwise meet our investment policies. Investment in these securities is also subject to our policy not to be treated as an investment company under the Investment Company Act of 1940.

    Financing Policies.  Our debt to total market capitalization ratio, defined as our total consolidated debt as a percentage of the December 31, 1999 market value of our outstanding common shares and Units plus total consolidated debt and preferred shares and Units at liquidation value, was approximately 45.3% at December 31, 1999. Excluding construction-related indebtedness, this ratio was 42.1% at December 31, 1999. This ratio will fluctuate with changes in the price of our common shares and the number of outstanding common shares or other forms of shares of beneficial interest, and differs from the debt-to-book capitalization ratio, which is based upon book values. This percentage will increase as we use financing to continue construction of our development communities and acquire additional multifamily apartment communities. As the debt-to-book capitalization ratio may not reflect the current income potential of a company's assets and operations, we believe that, in most circumstances, the debt to total market capitalization ratio may provide an alternate indication of leverage for a company whose assets are primarily income-producing real estate and should be evaluated along with the debt service coverage and underlying components of our indebtedness.

    We currently have a policy of incurring debt only if the ratio of debt to total market capitalization would be 60% or less. Our declaration of trust and bylaws do not, however, limit the amount or percentage of indebtedness that we may incur. In addition, we may from time to time modify our debt policy in light of current economic conditions, relative costs of debt and equity capital, market values of our communities, general conditions in the market for debt and equity securities, fluctuations in the market price of common shares, growth opportunities and other factors. Accordingly, we may increase our debt to total market capitalization ratio beyond the limits described above. To the extent that the board of trustees decides to obtain additional capital, we may raise capital through asset dispositions, additional equity offerings, debt financings or retention of funds from operations as allowable under the Code in order to maintain REIT tax status, or a combination of these methods. We presently anticipate that any additional borrowings would be made through the Operating Partnership, although we might incur indebtedness, the proceeds of which would be loaned to the Operating Partnership. Borrowings may be unsecured or may be secured by any or all of our assets, the Operating Partnership or any existing or new property owning partnership, and may have full or limited recourse to all or any portion of our assets, the Operating Partnership or any existing or new property owning partnership. Indebtedness incurred by us may be in the form of bank borrowings, tax-exempt bonds, purchase money obligations to sellers of apartment communities or other properties, publicly or privately placed debt instruments or financing from institutional investors or other lenders. The proceeds from any of our borrowings may be used for working capital to refinance existing indebtedness and to finance acquisitions, expansions or development of new communities and other properties, and for the payment of distributions. We have not established any limit on the number or amount of mortgages that may be placed on any single property or on our portfolio as a whole.

    We currently have a senior unsecured debt rating of BBB from Standard and Poor's and Baa2 from Moody's Investors Service. Our Series A Preferred Shares currently have a rating of BBB- from Standard and Poor's and baa3 from Moody's Investors Service. We intend to adhere to financing policies that will allow us to maintain these investment grade credit ratings.

    Conflict of Interest Policies.  As part of their employment agreements, each of Chris Wheeler, Jordan Clark, Mike Hefley, and Marvin Banks is bound by a non-competition covenant. These non-competition covenants provide that, during the term of employment and for a period of one year following termination of employment, under certain circumstances, each individual is prohibited from directly or indirectly competing with us with respect to any multifamily apartment residential real estate property management, development, construction, acquisition or disposition activities undertaken or being considered by us. These employment agreements also contain certain non-solicitation covenants wherein each individual subject to the agreement is prohibited, during the term of employment and for a period of one year following employment, from directly or indirectly (1) soliciting or inducing any of our present or future employees to accept employment with such individual or any person or entity associated with such individual, (2) employing, or causing any person or entity associated with such individual to employ, any of our present or future employees without providing us prior written notice of such proposed employment, or (3) either for himself or for any other person or entity, competing for or soliciting the third party owners with whom we have an existing property management agreement. The employment agreements terminate on January 1, 2001, but are automatically extended for additional one-year periods unless notice is given by us or the employee three months prior to the agreement's expiration that the agreement will not be renewed.

    We have adopted a policy that, without the approval of a majority of our trustees who are neither officers nor affiliated with us, we will not (1) acquire from or sell to any trustee, officer or employee or any entity in which a trustee, officer or employee of our company beneficially owns more than a 1% interest, or acquire from or sell to any affiliate of any of the foregoing, any of our assets or other property, (2) make any loan to or borrow from any of the foregoing persons, or (3) engage in any other transaction with any of the foregoing persons.

Risk Factors

    Before you invest in our common shares, you should be aware that there are various risks, including those described below. You should consider carefully these risk factors together with all of the information included or incorporated by reference in this document before you decide to purchase our common shares. This section includes certain forward-looking statements.

    Development and construction risks could impact our profitability.  We intend to continue to develop and construct multifamily apartment home communities. Our development and construction activities may be exposed to the following risks:

  •
  We may be unable to obtain, or face delays in obtaining, necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations, which could result in increased costs and could require us to abandon our activities entirely with respect to the project for which we are unable to obtain permits or authorizations;

  •
  We may abandon development opportunities that we have already begun to explore and as a result we may fail to recover expenses already incurred in connection with exploring such development opportunities;

  •
  We may incur construction costs for a community which exceed our original estimates due to increased materials, labor or other costs, which could make completion of the community uneconomical and we may not be able to increase rents to compensate for the increase in construction costs;

  •
  Occupancy rates and rents at a newly completed development may fluctuate depending on a number of factors, including market and economic conditions, and may result in the community not being profitable;

  •
  We may not be able to obtain financing with favorable terms for the development of a community, which may make us unable to proceed with its development; and

  •
  We may be unable to complete construction and lease-up of a community on schedule, resulting in increased debt service expense and construction costs.

    Construction costs have been increasing in our target markets, and the cost to update acquired communities has, in some cases, exceeded our original estimates. We may experience similar cost increases in the future. Our inability to charge rents that will be sufficient to offset the effects of any increases in construction costs may impact our profitability.

    Acquisitions may not yield anticipated results.  We intend to continue to acquire multifamily apartment home communities on a select basis. Our acquisition activities and their success may be exposed to the following risks:

  •
  The acquired property may fail to perform as we expected in analyzing our investment; and

  •
  Our estimate of the costs of repositioning or redeveloping the acquired property may prove inaccurate.

    Policy of limiting debt level may be changed.  While our current policy is not to incur debt that would make our ratio of debt to total market capitalization greater than 60%, our declaration of trust and bylaws do not contain any such limitations. Our ratio of debt to total market capitalization as of December 31, 1999 was 45.3%. Because we do not have any debt incurrence restrictions in our declaration of trust or bylaws, we could increase the amount of outstanding debt at any time. In the event that the price of our common shares increases, we could incur additional debt without increasing the ratio of debt to total market capitalization and without a concurrent increase in our ability to service such additional debt.

    Incurrence of additional debt and related issuance of equity may be dilutive to shareholders.  Future issuance of equity may dilute the interest of existing shareholders. To the extent that additional equity securities are issued to finance future developments and acquisitions instead of incurring additional debt, the interests of our existing shareholders could be diluted. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including common and preferred equity.

    Insufficient cash flow could affect our debt financing and create refinancing risk.  We are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. We anticipate that only a small portion of the principal of our debt will be repaid prior to maturity. Although we may be able to use cash flow to make future principal payments, we cannot assure you that sufficient cash flow will be available to make all required principal payments. Therefore, we are likely to need to refinance at least a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt.

    Rising interest rates would increase interest costs and could affect the market price of our common shares.  We expect to incur variable rate debt under credit facilities in connection with the acquisition, construction and reconstruction of multifamily apartment communities in the future, as well as for other purposes. Accordingly, if interest rates increase, so will our interest costs to the extent the variable rate increase is not hedged effectively. In addition, an increase in market interest rates may lead purchasers of our common shares to demand a higher annual yield, which could adversely affect the market price of our outstanding common shares.

    Interest rate hedging contracts may involve material changes and may not provide adequate protection.  From time to time when we anticipate offerings of debt securities, we may seek to decrease our exposure to fluctuations in interest rates during the period prior to the pricing of the securities by entering into interest rate hedging contracts. We may do so to increase the predictability of our financing costs. Also, from time to time we rely on interest rate hedging contracts to offset our exposure to moving interest rates with respect to debt financing arrangements at variable interest rates. The settlement of interest rate hedging contracts has in the past and may in the future involve charges to earnings that may be material in amount. Such charges are typically driven by the extent and timing of fluctuations in interest rates. Despite our efforts to minimize our exposure to interest rate fluctuations, there is no guarantee that we will be able to maintain our hedging contracts at their existing levels of coverage or that the amount of coverage maintained will cover all of our outstanding indebtedness at any such time. If our efforts are unsuccessful, we may not meet our objective of reducing the extent of our exposure to interest rate fluctuations.

    Bond compliance requirements could limit income and restrict use of communities and cause favorable financing to become unavailable.  Some of our multifamily apartment communities are financed with obligations issued by various local government agencies or instrumentalities, the interest on which is exempt from federal income taxation. These obligations are commonly referred to as "tax-exempt bonds." The bond compliance requirements for our current tax-exempt bonds, and the requirements of any future tax-exempt bond financing, may have the effect of limiting our income from communities subject to such financing. Under the terms of our tax-exempt bonds, we must comply with various restrictions on the use of the communities financed by such bonds, including a requirement that a percentage of apartments be made available to low and middle income households. In addition, some of our tax-exempt bond financing documents require that a financial institution guarantee payment of the principal of, and interest on, the bonds. The guarantee may take the form of a letter of credit, surety bond, guarantee agreement or other additional collateral. If the financial institution defaults in its guarantee obligations, or we are unable to renew the applicable guarantee or otherwise post satisfactory collateral, a default will occur under the applicable tax-exempt bonds and the community could be foreclosed upon.

    Failure to generate sufficient revenue could limit cash flow available for distributions to shareholders.  If our communities do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to our shareholders will be adversely affected. The following factors, among others, may adversely affect the revenues generated by our apartment communities:

  •
  the national and local economic climates;

  •
  local real estate market conditions, such as oversupply of apartment homes;

  •
  the perceptions by prospective residents of the safety, convenience and attractiveness of our communities and the neighborhoods where they are located;

  •
  our ability to provide adequate management, maintenance and insurance; and

  •
  increased operating costs, including real estate taxes and utilities.

    Significant expenditures associated with each investment such as debt service payments, if any, real estate taxes, insurance and maintenance costs are generally not reduced when circumstances cause a reduction in income from a community. For example, if we mortgage a community to secure payment of debt and are unable to meet the mortgage payments, we could sustain a loss as a result of foreclosure on the community or the exercise of other remedies by the mortgagee.

    Unfavorable changes in market and economic conditions could hurt occupancy or rental rates.  The market and economic conditions in metropolitan areas of our current markets in the United States may significantly affect apartment home occupancy or rental rates. Occupancy and rental rates in those markets, in turn, may significantly affect our profitability and our ability to satisfy our financial obligations. The risks that may affect conditions in those markets include the following:

  •
  the economic climate which may be adversely impacted by plant closings, industry slowdowns and other factors;

  •
  real estate conditions such as an oversupply of, or a reduced demand for, apartment homes;

  •
  a decline in household formation that adversely affects occupancy or rental rates;

  •
  the inability or unwillingness of residents to pay rent increases;

  •
  the potential effect of rent control or rent stabilization laws, or other laws regulating housing, on any of our communities, which could prevent us from raising rents to offset increases in operating costs; and

  •
  the rental market which may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates.

    Any of these risks could adversely affect our ability to achieve our desired yields on our communities and to make expected distributions to shareholders.

    Difficulty of selling apartment communities could limit flexibility.  Real estate in metropolitan areas of the United States can be hard to sell, especially if market conditions are poor. This may limit our ability to change our portfolio promptly in response to changes in economic or other conditions. In addition, federal tax laws limit our ability to sell communities that we have owned for fewer than four years, and this may affect our ability to sell communities without adversely affecting returns to our shareholders.

    Increased competition could limit our ability to lease apartment homes or increase or maintain rents.  Our apartment communities in metropolitan areas compete with numerous housing alternatives in attracting residents, including other rental apartments and single-family homes that are available for rent, as well as new and existing single-family homes for sale. Competitive residential housing in a particular area could adversely affect our ability to lease apartment homes and to increase or maintain rents.

    Significant new operations and acquired communities under management require integration with the existing business and, if not properly integrated, could create inefficiencies.  Our ability to manage growth effectively will require us, among other things, to successfully apply our experience in managing our existing portfolio of multifamily apartment communities to a larger number of properties. In addition, we must be able to successfully manage the integration of new management and operations personnel as our organization grows in size and complexity.

    Failure to succeed in new markets may limit growth.  We may make selected acquisitions outside of our current market areas from time to time, if appropriate opportunities arise. Our historical experience in our current markets located in the United States does not ensure that we will be able to operate successfully in other market areas new to us. We may be exposed to a variety of risks if we choose to enter into new markets. These risks include, among others:

  •
  a lack of market knowledge and understanding of the local economies;

  •
  an inability to obtain land for development or to identify acquisition opportunities;

  •
  an inability to obtain construction tradespeople; and

  •
  an unfamiliarity with local governmental and permitting procedures.

    Decrease of fee management business would result in decrease in revenues.  We manage properties owned by third parties for a fee. Most of our management contracts are terminable upon 30-days notice. There is a risk that the management contracts will be terminated and/or that the rental revenues upon which management fees are based will decline and management fee income will decrease accordingly.

    Share ownership limit may prevent takeovers beneficial to shareholders.  For us to maintain our qualification as a REIT for federal income tax purposes, not more than 50% in value of our outstanding shares of beneficial interest may be owned, directly or indirectly, by five or fewer individuals. As defined for federal income tax purposes, the term "individuals" includes a number of specified entities. Our declaration of trust includes restrictions regarding transfers of our shares of beneficial interest and ownership limits that are intended to assist us in satisfying such limitations. The ownership limit may have the effect of delaying, deferring or preventing someone from taking control of us, even though such a change of control could involve a premium price for our shareholders or otherwise could be in our shareholders' best interests.

    Limits on changes in control may discourage takeover attempts beneficial to shareholders.  Our declaration of trust, our bylaws and Maryland law may have the effect of discouraging a third party from attempting to acquire us which makes a change in control more unlikely. The result may be a limitation on the opportunity for shareholders to receive a premium for their common shares over then-prevailing market prices.

    Compliance or failure to comply with Americans with Disabilities Act and other similar laws could result in substantial costs.  The ADA generally requires that public accommodations, including office buildings and hotels be made accessible to disabled persons. Noncompliance could result in imposition of fines by the federal government or the award of damages to private litigants. If, pursuant to the ADA, we are required to make substantial alterations and capital expenditures in one or more of our properties, including the removal of access barriers, it could adversely affect our financial condition and results of operations, as well as the amount of cash available for distribution to our shareholders.

    A number of additional federal, state and local laws exist that impact our communities with respect to access thereto by disabled persons. For example, the FHAA requires that apartment communities first occupied after March 13, 1990 be accessible to the handicapped. Noncompliance with the FHAA could result in the imposition of fines or an award of damages to private litigants.

    We cannot predict the ultimate cost of compliance with the ADA or other similar legislation. The costs could be substantial.

    Failure to qualify as a REIT would cause us to be taxed as a corporation which would significantly lower funds available for distribution to shareholders.  If we fail to qualify as a REIT for federal income tax purposes, we will be taxed as a corporation. We believe that we are organized and qualified as a REIT and intend to operate in a manner that will allow us to continue to qualify. However, we cannot assure you that we are qualified as such, or that we will remain qualified as such in the future. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Code as to which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for federal income tax purposes or the federal income tax consequences of such qualification.

    If, in any taxable year, we fail to qualify as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates, plus any applicable alternative minimum tax. In addition, unless we are entitled to relief under applicable statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year in which we lose our qualification. The additional tax liability resulting from the failure to qualify as a REIT would significantly reduce or eliminate the amount of funds available for distribution to our shareholders. Furthermore, we would no longer be required to make distributions to our shareholders.

    Potential liability for environmental contamination could result in substantial costs.  We are in the business of acquiring, owning, operating and developing real estate properties. From time to time we will sell to third parties some of our properties. Under various federal, state and local environmental laws, we may be required, often regardless of our knowledge or responsibility but solely because of our current or previous ownership or operation of real estate, to investigate and remediate the effects of hazardous or toxic substances or petroleum product releases at those properties. We may also be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by us in connection with any contamination. These costs could be substantial. The presence of such substances or the failure to properly remediate the contamination may materially and adversely affect our ability to borrow against, sell or rent the affected property. In addition, applicable environmental laws create liens on contaminated sites in favor of the government for damages and costs it incurs in connection with the contamination.

ITEM 2. PROPERTIES

    As of December 31, 1999, we owned or had an interest in 81 completed communities consisting of 23,941 apartment homes, and owned or had an interest in eleven development communities consisting of 3,411 apartment homes. The communities, comprising a total of 27,352 apartment homes, are located in Texas, Georgia, Florida and Tennessee. The following table shows the locations of the communities and the number of apartment homes in each metropolitan area:

				Number of Apartment Homes
	Number of Communities
Location							Percent of Total Apt. Homes
	Completed	Development	Total	Completed	Development	Total
Houston, TX (1), (2)	21	1	22	6,848	382	7,230	26.4%
Atlanta, GA (2)	19	1	20	5,764	435	6,199	22.7%
Boca Raton, FL (2)	15	4	19	4,197	1,142	5,339	19.5%
Dallas, TX (2)	9	3	12	2,085	689	2,774	10.1%
Austin, TX	6	—	6	1,517	—	1,517	5.5%
Memphis, TN (3)	3	—	3	1,309	—	1,309	4.8%
Orlando, FL	2	2	4	511	763	1,274	4.7%
Nashville, TN	4	—	4	1,166	—	1,166	4.3%
San Antonio, TX	2	—	2	544	—	544	2.0%

Totals	81	11	92	23,941	3,411	27,352	100.0%

(1)
Includes a completed community comprising 318 apartment homes in which we have a 25% general partner interest.

(2)
These locations include development communities consisting of an aggregate 2,471 apartment homes owned by the Gables Residential Apartment Portfolio JV in which we have a 20% interest.

(3)
Includes a completed community comprised of 345 apartment homes in which we have a 25% general partner interest.

    Completed Communities.  We developed 40 communities consisting of 11,272 apartment homes and acquired 41 communities consisting of 12,669 apartment homes. We manage and operate all of the completed communities, which are typically two and three-story garden apartments, townhomes and higher-density apartments. As of December 31, 1999, the communities had an average scheduled monthly rental rate per apartment home of $862 and a physical occupancy rate of 96%. The average age of the communities is approximately nine years.

    Most of our communities offer many attractive features designed to enhance their market appeal, such as vaulted ceilings, fireplaces, dishwashers, disposals, washer/dryer connections, ice-makers, patios and decks. Recreational facilities include swimming pools, fitness facilities, playgrounds, picnic areas and tennis and racquetball courts. In many communities, we make amenities and services such as aerobic classes, resident social events, dry cleaning pickup and delivery, and the use of fax, computer and copy equipment available to residents. In-depth market research, including periodic focus groups with residents and feedback from on-site management personnel, is used to refine and enhance management services and community design. Additional information regarding our completed communities at December 31, 1999 follows:

Completed Community Features as of December 31, 1999

	Number of Apartment	Approximate Rentable	Total	Year Constructed/		Year	Average Unit Size	Occupancy	Scheduled Rent at 12/31/99 Per
Community Name (1)
	Homes	Sq. Ft. (2)	Acreage	Renovated		Acquired	(Sq. Ft.)	at 12/31/99	Unit	Sq. Ft.
Houston, TX
Austin Colony (3)	237	231,621	11.0	1984		1998	977	97%	$836	$0.85
Baybrook Village	776	620,428	26.4	1981		1990	800	95%	573	0.72
Gables Bradford Place	372	320,322	13.3	1991		—	861	95%	726	0.84
Gables Bradford Pointe (3)	360	276,417	13.5	1990		—	768	95%	636	0.83
Gables Champions	404	367,588	29.7	1995		1997	910	96%	736	0.81
Gables CityPlaza	246	217,374	7.5	1995		—	884	99%	839	0.95
Gables Cityscape (3)	252	214,824	6.8	1991		—	852	98%	870	1.02
Gables CityWalk/Waterford Sq. (3)	317	255,823	8.7	1990/85		—/1992	807	98%	869	1.08
Gables Edgewater	292	257,339	12.2	1990		—	881	98%	782	0.89
Gables Meyer Park	345	297,054	11.0	1993		—	861	99%	821	0.95
Gables New Territory	256	233,652	15.0	1998		—	913	97%	837	0.92
Gables of First Colony	324	321,848	13.3	1996		1997	993	98%	893	0.90
Gables Piney Point (3)	246	227,880	7.5	1994		—	926	99%	869	0.94
Gables Pin Oak Green	582	593,478	14.4	1990		1996	1,020	95%	910	0.89
Gables Pin Oak Park	477	486,308	11.9	1992		1996	1,020	96%	952	0.93
Gables River Oaks	228	277,908	5.7	1993		1996	1,219	99%	1,411	1.16
Lions Head (3)	277	233,796	10.3	1983		1998	844	98%	690	0.82
Metropolitan Uptown (4)	318	290,141	8.9	1995		—	912	97%	1,032	1.13
Rivercrest I (3)	140	118,020	5.1	1982		1987	843	96%	750	0.89
Rivercrest II (3)	140	118,020	5.0	1983		1998	843	99%	738	0.88
Windmill Landing (3)	259	224,689	9.8	1984		1998	868	98%	687	0.79

Totals/ Weighted Averages	6,848	6,184,530	247.0				903	97%	$815	$0.90

Atlanta, GA
Briarcliff Gables	104	128,976	5.2	1995		—	1,240	95%	$1,142	$0.92
Buckhead Gables	162	122,548	3.5	1994	(5)	1994	756	100%	851	1.13
Dunwoody Gables (3)	311	290,396	10.4	1995		—	934	95%	862	0.92
Gables Cityscape	192	159,360	5.5	1989		1994	830	97%	886	1.07
Gables Mill	438	406,676	36.1	1988		1997	928	95%	831	0.90
Gables Northcliff (3)	82	127,990	12.7	1978		1997	1,561	95%	1,228	0.79
Gables at Sugarloaf	386	387,901	29.7	1998		—	1,005	94%	867	0.87
Gables Vinings	315	336,735	15.2	1997		—	1,069	96%	1,005	0.94
Gables Walk	310	367,226	19.7	1996-97		1997	1,185	94%	1,027	0.87
Gables Wood Arbor (3)	140	127,540	9.9	1987		—	911	94%	731	0.80
Gables Wood Crossing (3)	268	257,012	22.3	1985-86		—	959	97%	754	0.79
Gables Wood Glen (3)	380	377,340	23.8	1983		—	993	95%	721	0.73
Gables Wood Knoll (3)	312	311,064	19.6	1984		—	997	95%	738	0.74
Lakes at Indian Creek (3)	603	552,384	49.8	1969-72		1993	916	93%	658	0.72
Rock Springs Estates	295	298,302	28.7	1945-92		1997	1,011	96%	949	0.94
Roswell Gables I	384	417,288	28.3	1995		—	1,087	95%	893	0.82
Roswell Gables II	284	334,268	28.3	1997		—	1,177	95%	893	0.76
Spalding Gables (3)	252	249,333	11.2	1995		—	989	93%	899	0.91
Wildwood Gables (3)	546	619,710	37.9	1992-93	(5)	1991	1,135	95%	884	0.78

Totals/ Weighted Averages	5,764	5,872,049	397.8				1,019	95%	$854	$0.84

Boca Raton, FL
Boca Place (3)	180	175,812	9.4	1984	1998	977	94%	$843	$0.86
Cotton Bay (3)	444	436,460	37.6	1986	1998	983	96%	715	0.73
Hampton Lakes (3)	300	317,004	11.0	1986	1998	1,057	94%	753	0.71
Hampton Place	368	352,528	14.1	1985	1998	958	95%	731	0.76
Kings Colony (3)	480	426,590	18.8	1986	1998	889	97%	775	0.87
Mahogany Bay (3)	328	330,459	25.4	1986	1998	1,007	97%	801	0.79
Mizner on the Green	246	311,176	8.9	1996	1998	1,265	97%	1,627	1.29
San Michele	249	332,683	32.4	1998	1998	1,336	92%	1,415	1.06
San Remo	180	329,978	11.8	1995	1998	1,833	97%	1,257	0.69
Town Colony (3)	172	147,724	10.0	1985	1998	859	98%	832	0.97
Vinings at Boynton Beach I	252	302,148	18.0	1996	1998	1,199	94%	915	0.76
Vinings at Boynton Beach II	296	357,653	15.9	1997	1998	1,208	96%	924	0.77
Vinings at Hampton Village (3)	168	202,752	8.6	1988	1998	1,207	94%	801	0.66
Vinings at Town Place (3)	312	260,192	13.0	1987	1998	834	96%	815	0.98
Vinings at Wellington	222	297,138	12.7	1998	1998	1,338	93%	1,026	0.77

Totals/ Weighted Averages	4,197	4,580,297	247.6			1,091	96%	$915	$0.84

Dallas, TX
Arborstone	536	383,360	24.5	1985	1993	715	94%	$532	$0.74
Gables at Pearl Street	108	117,688	3.6	1995	—	1,090	94%	1,373	1.26
Gables CityPlace	232	244,056	7.1	1995	1997	1,052	97%	1,355	1.29
Gables Green Oaks I	300	286,740	12.8	1996	—	956	95%	833	0.87
Gables Mirabella	126	114,902	1.4	1996	1997	912	92%	1,260	1.38
Gables Preston	126	138,107	10.6	1995	—	1,096	94%	1,067	0.97
Gables Spring Park	188	198,178	12.3	1996	—	1,054	96%	948	0.90
Gables Turtle Creek	150	150,930	3.1	1995	1996	1,006	92%	1,219	1.21
Gables Valley Ranch (3)	319	325,534	14.8	1994	—	1,020	95%	941	0.92

Totals/ Weighted Averages	2,085	1,959,495	90.2			940	95%	$936	$1.00

Austin, TX
Gables at the Terrace	308	292,292	18.6	1998	1998	949	96%	$1,081	$1.14
Gables Bluffstone	256	251,909	32.7	1998	—	984	97%	1,112	1.13
Gables Central Park	273	257,043	6.9	1997	—	942	98%	1,207	1.28
Gables Great Hills	276	228,930	23.7	1993	—	829	96%	851	1.03
Gables Park Mesa	148	161,540	24.3	1992	1997	1,091	95%	1,139	1.04
Gables Town Lake	256	239,264	12.0	1996	—	935	97%	1,212	1.30

Totals/ Weighted Averages	1,517	1,430,978	118.2			943	97%	$1,095	$1.16

Memphis, TN
Arbors of Harbortown (4)	345	341,258	15.0	1991	—	989	96%	$857	$0.87
Gables Cordova (3)	464	434,461	32.2	1986	—	936	96%	645	0.69
Gables Stonebridge (3)	500	439,646	34.0	1993-96	1996	879	97%	651	0.74

Totals/ Weighted Averages	1,309	1,215,365	81.2			928	96%	$703	$0.76

Nashville, TN
Brentwood Gables	254	287,594	14.5	1996	—	1,132	97%	$850	$0.75
Gables Hendersonville (3)	364	342,982	21.0	1991	—	942	93%	651	0.69
Gables Hickory Hollow I (3)	272	247,322	19.0	1988	—	909	96%	635	0.70
Gables Hickory Hollow II (3)	276	259,704	18.0	1987	—	941	96%	651	0.69

Totals/ Weighted Averages	1,166	1,137,602	72.5			976	95%	$690	$0.71

San Antonio, TX
Gables Colonnade I	312	284,196	12.0	1995	—	911	86%	$806	$0.89
Gables Wall Street	232	220,180	16.2	1996	—	949	91%	810	0.85

Totals/ Weighted Averages	544	504,376	28.2			927	88%	$808	$0.87

Orlando, FL
Gables Celebration	231	267,417	8.8	1999	—	1,158	94%	$1,236	$1.07
Commons at Lake Bryan I (6)	280	289,436	16.5	1998	—	1,034	100%	—	—

Totals/ Weighted Averages	511	556,853	25.3			1,090	97%	$1,236	$1.07

Grand Totals/Weighted Averages	23,941	23,441,545	1,308.0			979	96%	$862	$0.88

(1)
Except as noted in note (4), we hold fee simple title to each of the communities. Except as noted in note (3) and (4), the communities are unencumbered.
(2)
In the Atlanta and Tennessee markets, rentable area is measured including any patio or balcony. In the Texas markets, rentable area is measured using only the heated area. In the Florida markets, rentable area is measured using only the air conditioned area.
(3)
The denoted communities secure indebtedness totaling $364.2 million as of December 31, 1999.
(4)
We hold an indirect 25% general partner interest in these communities. These communities secure indebtedness totaling $34.1 million at December 31, 1999.
(5)
Year renovated; these communities were originally constructed as follows: Buckhead Gables: 1964 and Wildwood Gables: 1972.
(6)
This community is leased to a single user group pursuant to a triple net master lease. Accordingly, scheduled rent data is not reflected.

    Development Communities.  The development communities have been designed to generally resemble the completed communities we developed previously and offer similar amenities. The development communities and recently completed communities reflect our continuing research of consumer preferences for upscale multifamily rental housing and incorporate and emphasize garage parking, increased privacy, high quality interiors, high speed internet access, and private telephone and television systems. Additional information regarding our development communities at December 31, 1999 follows:

						Actual or Estimated Quarter of
			Percent at December 31, 1999
Community	Number of Apartment Homes	Total Budgeted Cost				Const. Start	Initial Occupancy	Const. End	Stabilized Occupancy
			Complete	Leased	Occupied
		(millions)							(1)
Wholly-Owned Development Communities:
ORLANDO, FL
Gables Chatham Square	448	$37	19%	—	—	2Q '99	2Q '00	3Q '01	3Q '01
Gables North Village	315	40	8%	—	—	2Q '99	4Q '00	4Q '01	1Q '02
DALLAS, TX
Gables State Thomas II	177	36	2%	—	—	4Q '99	4Q '00	2Q '01	4Q '01

Wholly-Owned Totals	940	$113

Co-Investment Development/ Lease-Up Communities (2), (3):
BOCA RATON, FL
Gables Crestwood	290	$25	3%	—	—	4Q '99	3Q '00	2Q '01	4Q '01
Gables Grande Isle	320	23	51%	—	—	2Q '99	1Q '00	4Q '00	1Q '01
Gables Palma Vista	189	23	83%	24%	13%	1Q '99	4Q '99	2Q '00	4Q '00
Gables San Michelle II	343	40	93%	50%	44%	3Q '98	2Q '99	2Q '00	4Q '00
DALLAS, TX
Gables San Raphael	222	17	100%	69%	66%	3Q '98	2Q '99	4Q '99	2Q '00
Gables State Thomas I	290	33	43%	—	—	2Q '99	2Q '00	1Q '01	3Q '01
ATLANTA, GA
Gables Metropolitan I	435	49	95%	52%	47%	2Q '98	3Q '99	2Q '00	4Q '00
HOUSTON, TX
Gables Raveneaux	382	28	98%	65%	55%	3Q '98	2Q '99	1Q '00	3Q '00

Co-Investment Totals	2,471	$238

Grand Totals	3,411	$351

(1)
Stabilized occupancy is defined as the earlier to occur of (1) 93% occupancy or (2) one year after completion of construction.

(2)
These communities were contributed into the Gables Residential Apartment Portfolio JV in which we have a 20% interest.

(3)
Total budgeted costs are being funded with 50% equity and 50% debt. The equity component is being funded 80% by the venture partner and 20% by us. As of December 31, 1999, we had funded $22.2 million of our budgeted $23.8 million equity commitment to the venture.

    Undeveloped Sites.  As of December 31, 1999, we owned eleven undeveloped sites and intend to develop multifamily communities at those sites in the future:

Undeveloped Sites	Metropolitan Area	Estimated Number of Apartment Homes
Gables at Sugarloaf II	Atlanta, GA	333
Gables at Sugarloaf III	Atlanta, GA	336
Gables Metropolitan II	Atlanta, GA	285
Gables Plaza	Atlanta, GA	101
Gables Meyer Park II	Houston, TX	296
Gables New Territory II	Houston, TX	248
Gables White Oak	Houston, TX	186
Gables Green Oaks II	Dallas, TX	200
Gables State Thomas III	Dallas, TX	150
Gables Colonnade II	San Antonio, TX	150
Gables Quail Ridge II	Memphis, TN	148
Total		2,433

    There can be no assurance of when or if the undeveloped sites will be developed.

    Development Rights.  As of December 31, 1999, we had six development rights:

Development Rights	Metropolitan Area	Estimated Number of Apartment Homes
Gables Northlake	Boca Raton, FL	480
Gables Racquet Club	Boca Raton, FL	140
Gables Stuart	Boca Raton, FL	400
Gables Westpark Village	Tampa, FL	1,000
Gables at Lake Bryan III	Orlando, FL	250	(1)
Gables Montclair	Atlanta, GA	183
Total		2,453

(1)
This land parcel is under option.

    There can be no assurance of when or if the development rights will be exercised.

    The following is a "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. The projections contained in the tables above under the captions "Development Communities," "Undeveloped Sites" and "Development Rights" are forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. Risks associated with our development, construction and land acquisition activities, which could impact the forward-looking statements made, include: development and acquisition opportunities may be abandoned; construction costs of a community may exceed original estimates, possibly making the community uneconomical; and construction and lease-up may not be completed on schedule, resulting in increased debt service and construction costs. Development of the undeveloped sites and development rights is subject to permits and other governmental approvals as well as our ongoing business review of the underlying real estate fundamentals and the impact on our capital structure. There can be no assurance that we will decide or be able to develop the undeveloped sites, complete development of all or any of the communities subject to the development rights, or complete the number of apartment homes shown above.

ITEM 3. LEGAL PROCEEDINGS

    Neither we nor any of our communities is presently subject to any material litigation or, to our knowledge, is any litigation threatened against us or any of our communities other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on our business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    There is no established public trading market for the Operating Partnership's Units. As of March 17, 2000, there were 101 holders of record of Units.

    The following table sets forth the quarterly distributions per Unit to holders of Units for the period indicated.

Quarter Ended	Dividend Declared
March 31, 1998	$0.50
June 30, 1998	$0.50
September 30, 1998	$0.51
December 31, 1998	$0.51
March 31, 1999	$0.51
June 30, 1999	$0.51
September 30, 1999	$0.53
December 31, 1999	$0.53
March 31, 2000	$0.53

    The Operating Partnership currently intends to make quarterly distributions to holders of its Units. Distributions are declared at the discretion of the board of directors of Gables GP, the general partner of the Operating Partnership, and will depend on actual funds from operations of the Operating Partnership, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code, and other such factors as the board of directors may deem relevant. The board of directors may modify the Operating Partnership's distribution policy from time to time.

    Certain of our debt agreements contain customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions in excess of stated amounts, which in turn restricts the Trust's discretion to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 95% of its consolidated income available for distribution, as defined in the related agreement, exclusive of distributions of capital gains for such year. The applicable debt agreements contain exceptions to these limitations to allow the Operating Partnership to make any distributions necessary to allow the Trust to maintain its status as a REIT. We do not anticipate that this provision will adversely effect the ability of the Operating Partnership to make distributions or the Trust's ability to declare dividends as currently anticipated.

    On December 21, 1999, the Operating Partnership issued 33,955 Units valued at approximately $0.9 million in connection with the April, 1998 acquisition of four apartment communities comprising

913 apartment homes located in Houston. These Units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.

    Each time the Trust issues shares of beneficial interest, it contributes the proceeds of such issuance to the Operating Partnership in return for a like number of Units with rights and preferences analogous to the shares issued. During the period commencing on October 1, 1999 and ending on December 31, 1999, in connection with issuances of common shares by the Trust during that time period, the Operating Partnership issued an aggregate 93,648 Units to the Trust. Such Units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.

ITEM 6. SELECTED FINANCIAL AND OPERATING INFORMATION

    The following table sets forth selected financial and operating information which should be read in conjunction with the Operating Partnerships's financial statements and notes included elsewhere in this document. The consolidated operating information for the years ended December 31, 1999, 1998 and 1997 has been derived from the financial statements audited by Arthur Andersen LLP, independent public accountants, whose report is included in this document. The consolidated operating information for the years ended December 31, 1996 and 1995 has been derived from the audited financial statements not included in Arthur Andersen's report.

GABLES REALTY LIMITED PARTNERSHIP
SELECTED FINANCIAL AND OPERATING INFORMATION

		1999	1998	1997	1996	1995
		(Amounts in Thousands, Except Property and Per Unit Data)
Operating Information:
Revenues:
Rental revenues		$221,689	$199,292	$132,371	$104,543	$72,703
Other property revenues		12,121	9,988	6,322	4,928	3,268

Total property revenues		233,810	209,280	138,693	109,471	75,971
Other revenues		11,787	8,120	5,436	7,353	6,242

Total revenues		245,597	217,400	144,129	116,824	82,213

Expenses:
Property operating and maintenance (exclusive of items shown separately below)		78,689	70,502	47,592	38,693	28,228
Depreciation and amortization		46,073	40,650	25,194	18,892	12,669
Property management (owned and third party)		8,893	7,977	5,696	5,617	5,348
Interest expense and credit enhancement fees		44,259	39,974	25,313	21,688	13,798
Amortization of deferred financing costs		919	984	992	1,348	932
General and administrative		5,796	6,242	3,248	3,045	2,869
Severance costs		2,800	—	—	—	—

Total expenses		187,429	166,329	108,035	89,283	63,844

Gain on sale of real estate assets		8,864	—	5,349	—	—
Loss on treasury locks		—	(5,637)	(1,178)	—	—

Income before extraordinary loss		67,032	45,434	40,265	27,541	18,369
Extraordinary loss		—	—	(712)	(631)	(955)

Net income		67,032	45,434	39,553	26,910	17,414
Dividends to preferred unitholders		(14,083)	(10,252)	(4,163)	—	—

Net income available to common unitholders		$52,949	$35,182	$35,390	$26,910	$17,414

Weighted average Units outstanding—basic		32,277	30,212	23,441	20,194	14,644
Weighted average Units outstanding—diluted		32,796	30,340	23,591	20,283	14,660
Per Common Unit Information:
Income before extraordinary loss—basic		$1.64	$1.16	$1.54	$1.36	$1.25
Net income—basic		1.64	1.16	1.51	1.33	1.19
Income before extraordinary loss—diluted		1.64	1.16	1.53	1.35	1.25
Net income—diluted		1.64	1.16	1.50	1.32	1.18
Distributions paid		2.08	2.02	2.47	1.93	1.83
Distributions declared		2.08	2.02	1.98	1.94	1.86
Other Information:
Cash flows provided by operating activities		$105,221	$90,555	$69,961	$51,956	$29,329
Cash flows provided by (used in) investing activities		80,928	(359,263)	(229,411)	(213,923)	(148,475)
Cash flows (used in) provided by financing activities		(185,240)	272,583	158,244	157,823	123,619
Funds from operations	(1)	92,643	80,989	56,866	46,238	30,927
Gross operating margin	(2)	66.3%	66.3%	65.7%	64.7%	62.8%
Completed communities at year-end		81	86	61	48	38
Apartment homes in completed communities at year-end		23,941	25,288	18,479	15,244	11,946
Average monthly revenue per apartment home	(3)	$810	$780	$755	$700	$620

Balance Sheet Information:
Real estate assets, before accumulated depreciation		$1,589,384	$1,682,122	$1,056,438	$784,932	$591,611
Total assets		1,471,364	1,586,317	981,167	759,660	562,827
Total debt		755,485	812,788	435,362	390,321	286,259
Partners' capital and partners' capital interest		660,261	718,573	513,497	332,908	246,421
Funds From Operations Reconciliation:
Net income available to common unitholders		$52,949	$35,182	$35,390	$26,910	$17,414
Real estate depreciation	(4)	45,942	40,312	24,935	18,697	12,510
Extraordinary loss	(4)	—	—	712	631	1,003
Gain on sale of real estate assets		(8,864)	—	(5,349)	—	—
Severance costs	(5)	2,800	—	—	—	—
Loss on treasury locks	(6)	—	5,637	1,178	—	—
Amortization of loss on used treasury locks		(184)	(142)	—	—	—

Funds from operations		$92,643	$80,989	$56,866	$46,238	$30,927

NOTES TO SELECTED FINANCIAL AND OPERATING INFORMATION

    (1) We consider funds from operations ("FFO") to be a useful performance measure of the operating performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund dividends and capital expenditures. We believe that in order to facilitate a clear understanding of our operating results, FFO should be examined in conjunction with net income as presented in the financial statements and data included elsewhere in this report. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO, as defined by NAREIT, represents net income (loss) determined in accordance with generally accepted accounting principles ("GAAP"), excluding gains or losses from sales of assets or debt restructuring, plus certain non-cash items, primarily real estate depreciation, and after adjustments for unconsolidated partnerships and joint ventures. In addition, extraordinary or unusual items as well as significant non-recurring events that materially distort the comparative measurement of FFO are typically disregarded in its calculation. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, our FFO is comparable to the FFO of real estate companies that use the NAREIT definition. FFO should not be considered as an alternative to net income, an indicator of our operating performance or an alternative to cash flows as a measure of liquidity. FFO does not measure whether cash flow is sufficient to fund all of our cash needs, including principal amortization, capital expenditures, and distributions to unitholders. Additionally, FFO does not represent cash flows from operating, investing or financing activities as defined by GAAP. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for a discussion of our cash needs and cash flows.

    (2) Gross operating margin represents (a) total property revenues less property operating and maintenance expenses (exclusive of real estate depreciation expense) as a percentage of (b) total property revenues.

    (3) Average monthly revenue per apartment home is equal to the average monthly rental revenue collected during the period divided by the average monthly number of apartment homes occupied during the period.

    (4) Reflects real estate depreciation and extraordinary loss for both wholly-owned communities and joint ventures, as applicable.

    (5) Pursuant to the NAREIT definition of FFO, this item is disregarded in the calculation of FFO as it represents a significant non-recurring event that materially distorts the comparative measurement of our performance over time. We believe the organizational changes that resulted in the charge are unusual and non-recurring in nature.

    (6) Pursuant to the NAREIT definition of FFO, this item is disregarded in the calculation of FFO as it represents a significant non-recurring event that materially distorts the comparative measurement of our performance over time. While we may utilize derivative financial instruments such as rate locks to hedge interest rate exposure by modifying the interest rate characteristics of prospective financing transactions, we believe the events and circumstances that resulted in these losses are non-recurring in nature.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (Amounts in Thousands, Except Property and Per Unit Data)

    All references to "we", "our" or "us" refer collectively to Gables Realty Limited Partnership and its subsidiaries.

    We are the entity through which Gables Residential Trust (the "Trust"), a real estate investment trust (a "REIT"), conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. We are focused within the multifamily industry in markets throughout the United States that have high job growth and are resilient to economic downturns. Our operating performance relies predominantly on net operating income from our apartment communities. Net operating income is determined by rental revenues and operating expenses, which are affected by the demand and supply dynamics within our markets. Our performance is also affected by the general availability and cost of capital and our ability to develop and acquire additional apartment communities with returns in excess of our blended cost of capital.

Business Objectives and Strategy

    The Trust's objective is to increase shareholder value by producing consistent high quality earnings to sustain dividend growth and annual total returns that exceed the multifamily sector average. To achieve that objective, we employ a number of business strategies. First, our long-term investment strategy is research-driven with the objective of creating a portfolio of high quality assets in approximately six to eight strategically selected markets that are complementary through economic diversity and characterized by high job growth and resiliency to national economic downturns. We believe such a portfolio will provide predictable growth in operating cash flow on a sustainable basis. Second, we adhere to a strategy of owning and operating high quality, class AA/A apartment communities under the Gables® brand. We believe that such communities, when located in highly desirable areas to live and supplemented with high quality service and amenities, attract the affluent renter-by-choice who is willing to pay a premium for location preference, superior service and high quality communities. The resulting portfolio should maintain high levels of occupancy and rental rates. This, coupled with more predictable operating expenses and reduced capital expenditure requirements associated with high quality construction materials, should lead to operating margins that exceed national averages for the multifamily sector and sustainable growth in operating cash flow. Third, our aim is to be recognized as the employer of choice within the industry. Our mission of Taking Care of the Way People Live is a cornerstone of our strategy, involving innovative human resource practices that we believe will attract and retain the highest caliber associates. Because of our long-established presence as a fully integrated apartment management, development, construction, acquisition and disposition company within our markets, we have the ability to offer multi-faceted career opportunities among the various disciplines within the industry. Finally, our capital strategy is to maximize return on invested capital while maintaining financial flexibility through a conservative, investment grade credit profile. We judiciously manage our capital and are able to recycle existing capital through asset dispositions. We believe the successful execution of these strategies will result in operating cash flow and dividend growth, producing annual total returns that exceed the multifamily REIT sector average.

    We believe we are well positioned to continue achieving our objectives because of our long-established presence as a fully integrated real estate company in our markets. This local market presence creates a competitive advantage in generating increased cash flow from (1) property operations during different economic cycles and (2) new investment opportunities that involve site selection, market information and requests for entitlements and zoning petitions.

    Portfolio-wide occupancy levels have remained high and portfolio-wide rental rates have continued to increase during each of the last several years. We expect portfolio-wide rental expenses to increase at a rate slightly ahead of inflation but less than the increase in property revenues for the coming twelve months. Our ongoing evaluation of the growth prospects for a specific asset may result in a determination to dispose of the asset. In that event, we would intend to sell the asset and utilize the net proceeds from any such sale to invest in new assets expected to have better growth prospects, reduce indebtedness or, in certain circumstances with appropriate approval from the Trust's board of trustees, repurchase outstanding common shares. We maintain staffing levels sufficient to meet existing construction, acquisition, and leasing activities. If market conditions warrant, we would anticipate adjusting staffing levels to mitigate a negative impact on results of operations.

Forward-Looking Statements

    This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results or developments could differ materially from those projected in such statements as a result of the risk factors set forth under the "Risk Factors" section in Item 1, in the relevant paragraphs of "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying consolidated financial statements and notes thereto.

Portfolio Acquisitions

    On April 1, 1998, we acquired the properties and operations of Trammell Crow Residential South Florida ("South Florida"), which consisted of fifteen multifamily apartment communities containing a total of 4,197 apartment homes, and all of South Florida's residential construction and development and third party management activities. In consideration for those properties and operations, we (1) paid $155.0 million in cash, (2) assumed $135.9 million of tax-exempt debt, and (3) issued 2,348 common units of limited partnership interest ("Units") valued at $64.9 million. In addition, on January 1, 2000, we issued 470 Units valued at $10.4 million and paid cash of $0.3 million related to a deferred portion of the purchase price. The acquisition increased the size of our portfolio under management on April 1, 1998 from 28,000 to 40,000 apartment homes.

    In April, 1998, we acquired four multifamily apartment communities comprising a total of 913 apartment homes located in Houston, Texas ("Greystone"). In connection with that acquisition, we assumed $31.0 million of indebtedness at fair value and issued 665 Units valued at $18.0 million. In addition, in December, 1999, we issued 34 Units valued at $0.9 million related to a deferred portion of the purchase price that was contingent upon 1999 economic performance.

Common and Preferred Equity Activity

Secondary Common Share Offerings

    Since the IPO, the Trust has issued a total of 14,831 common shares in eight offerings, generating $347,771 in net proceeds which were generally used (1) to reduce outstanding indebtedness under interim financing vehicles utilized to fund development and acquisition activities and (2) for general working capital purposes, including funding of future development and acquisition activities.

Preferred Share Offerings

    On July 24, 1997, the Trust issued 4,600 shares of 8.30% Series A Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share). The net proceeds from this offering of $111.0 million were used to reduce outstanding indebtedness under interim financing vehicles. The Series A Preferred Shares may be redeemed at $25.00 per share plus accrued and unpaid dividends on or after July 24, 2002. The Series A Preferred Shares have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Trust.

    On June 18, 1998, the Trust issued 180 shares of 5.0% Series Z Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share) in connection with the acquisition of a parcel of land for future development. The Series Z Preferred Shares, which are subject to mandatory redemption on June 18, 2018, may be redeemed at any time for $25.00 per share plus accrued and unpaid dividends. The Series Z Preferred Shares are not subject to any sinking fund or convertible into any other securities of the Trust.

Issuances of Common Operating Partnership Units

    Since the IPO, we have issued a total of 4,421 Units in connection with the South Florida acquisition, the Greystone acquisition, the acquisition of other operating apartment communities, and the acquisition of a parcel of land for future development.

Issuance of Preferred Operating Partnership Units

    On November 12, 1998, we issued 2,000 of our 8.625% Series B Preferred Units to an institutional investor. The net proceeds from this issuance of $48.7 million were used to reduce outstanding indebtedness under interim financing vehicles. The Trust has the option to redeem the Series B Preferred Units after November 14, 2003. These Units are exchangeable by the holder into 8.625% Series B Cumulative Redeemable Preferred Shares of the Trust on a one-for-one basis; however, this exchange right is generally not exercisable until after November 14, 2008. The Series B Preferred Units have no stated maturity, sinking fund, or mandatory redemption.

Common Equity Repurchase Program

    In 1999, we announced a common equity repurchase program pursuant to which the Trust is authorized to purchase up to $100 million of its outstanding common shares or Units. The Trust has repurchased shares from time to time in open market and privately negotiated transactions, depending on market prices and other conditions, using proceeds from sales of selected assets. Whenever the Trust repurchases common shares from shareholders, we are required to redeem from the Trust an equivalent number of Units on the same terms and for the same aggregate price. After redemption, the Units redeemed by us are no longer deemed outstanding. Units have also been redeemed for cash upon their presentation for redemption by unitholders. As of December 31, 1999, we had redeemed 2,379 Units, for a total of $55,935, including 2,131 Units redeemed from the Trust. At December 31, 1999, $1,168 was accrued for unsettled Unit redemptions from the Trust.

Shelf Registration Statement

    We have an effective shelf registration statement on file with the Securities and Exchange Commission providing $500 million of equity capacity and $300 million of debt capacity. We believe it is prudent to maintain shelf registration capacity in order to facilitate future capital raising activities. To date, there have been no issuances under this shelf registration statement.

Other Financing Activity

Property Sales

    During 1999, we sold three apartment communities located in Atlanta comprising 676 apartment homes, two apartment communities located in Memphis comprising 490 apartment homes, one apartment community located in Houston comprising 412 apartment homes, and an outparcel of land from an existing development community located in Dallas. The net proceeds from these sales totaled

$96.7 million and were used to pay down outstanding borrowings under interim financing vehicles and purchase common shares and Units under the Trust's common equity repurchase program.

Gables Residential Apartment Portfolio Joint Venture

    On March 26, 1999, we entered into a joint venture agreement with an affiliate of J.P. Morgan Investment Management, Inc. ("J.P. Morgan"). Our economic ownership interest in the joint venture is currently 20%. The business purpose of the joint venture is to develop, own and operate eight multifamily apartment communities, located in four of our nine markets. On March 26, 1999, we contributed our interest in seven of the development communities to the joint venture in return for (1) cash of $60,347 and (2) an initial capital account in the joint venture of $15,214. On December 2, 1999, we contributed our interest in the eighth development community to the joint venture in return for (1) cash of $4,774 and (2) an increase in the initial capital account in the joint venture of $1,233. As of the respective contribution dates, we (1) had commenced construction of four of the communities, (2) owned the land for the future development of three of the communities, and (3) owned the acquisition right for the land for the future development of one of the communities. The capital budget for the development of the eight communities is $238 million and is being funded with 50% equity and 50% debt. The equity component is being funded 80% by J.P. Morgan and 20% by us. Our portion of the equity is being funded through contributions of cash and property. As of December 31, 1999, we had funded $22.2 million of our budgeted $23.8 million equity commitment to the joint venture. We serve as the managing member of the venture and have responsibility for all day-to-day operating matters. We also serve as the property manager, developer and general contractor for construction activities.

Results of Operations

Comparison of operating results for the year ended December 31, 1999 to the year ended December 31, 1998

    Our net income is generated primarily from the operation of our apartment communities. For purposes of evaluating comparative operating performance, we categorize our operating communities based on the period each community reaches stabilized occupancy. A community is considered to have achieved stabilized occupancy on the earlier to occur of (1) attainment of 93% physical occupancy or

(2) one year after completion of construction. The operating performance for all of our apartment communities combined for the years ended December 31, 1999 and 1998 is summarized as follows:

	Years Ended December 31,
	1999	1998	$ Change	% Change
Rental and other property revenues:
Same store communities (1)	$151,175	$148,245	$2,930	2.0%
Communities stabilized during 1999 but not 1998 (2)	9,023	6,767	2,256	33.3%
Development and lease-up communities (3)	8,712	3,060	5,652	184.7%
Acquired communities (4)	55,387	38,069	17,318	45.5%
Sold communities (5)	9,513	13,139	(3,626)	(27.6)%

Total property revenues	$233,810	$209,280	$24,530	11.7%

Property operating and maintenance expenses (exclusive of real estate depreciation and amortization):
Same store communities (1)	$50,103	$49,321	$782	1.6%
Communities stabilized during 1999 but not 1998 (2)	2,176	1,527	649	42.5%
Development and lease-up communities (3)	2,882	592	2,290	386.8%
Acquired communities (4)	19,451	13,386	6,065	45.3%
Sold communities (5)	4,077	5,676	(1,599)	(28.2)%

Total specified expenses	$78,689	$70,502	$8,187	11.6%

Revenues in excess of specified expenses	$155,121	$138,778	$16,343	11.8%

Revenues in excess of specified expenses as a percentage of total property revenues	66.3%	66.3%	—	0.0%

(1)
Communities which were owned and fully stabilized throughout both 1999 and 1998.

(2)
Communities which were completed and fully stabilized during 1999 but not 1998.

(3)
Communities in the development/lease-up phase which were not fully stabilized during all or any of 1999.

(4)
Communities which were acquired or in renovation subsequent to January 1, 1998.

(5)
Communities which were sold subsequent to January 1, 1998.

    Total property revenues increased $24,530, or 11.7%, from $209,280 to $233,810 due primarily to increases in the number of apartment homes resulting from the acquisition and development of additional communities and increases in rental rates on same store communities throughout both periods. This increase in property revenues has been offset in part by the sale of six apartment communities in 1999. Additional information regarding the increases in total property revenues for three of the five community categories presented in the preceding table follows:

    Same store communities:

Market	Number of Communities	Number of Apartment Homes	Percent of Total	Occupancy During 1999	Change in Occupancy	Change in Revenues	Percent Change in Revenues
Atlanta	18	5,378	33.5%	95.0%	(0.6)%	$2,145	4.4%
Houston	14	5,221	32.6%	94.5%	(0.3)%	62	0.1%
Dallas	9	2,085	13.0%	93.2%	(0.8)%	364	1.7%
Nashville	4	1,166	7.3%	92.1%	(2.3)%	(132)	(1.5)%
Memphis	2	964	6.0%	93.4%	(1.5)%	119	1.7%
Austin	3	680	4.2%	94.6%	0.8%	475	6.4%
San Antonio	2	544	3.4%	88.4%	(4.1)%	(103)	(2.2)%

Total	52	16,038	100.0%	94.1%	(0.7)%	$2,930	2.0%

    Communities stabilized during 1999, but not 1998:

Market	Number of Communities	Number of Apartment Homes	Percent of Total	Occupancy During 1999	Change in Revenues
Austin	2	529	65.4%	92.2%	$1,514
Orlando	1	280	34.6%	100.0%	742

Total	3	809	100.0%	94.2%	$2,256

    Development and lease-up communities:

Market	Number of Communities	Number of Apartment Homes	Percent of Total	Occupancy During 1999	Change in Revenues
Atlanta	1	386	44.2%	89.0%	$2,441
Houston	1	256	29.3%	89.3%	1,368
Orlando	1	231	26.5%	79.1%	1,843

Total	3	873	100.0%	85.7%	$5,652

    Other revenues increased $3,667, or 45.2%, from $8,120 to $11,787 due primarily to (1) an increase in property management revenues of $421, or 9.3%, from $4,533 to $4,954, resulting from a net increase in properties managed for third parties, primarily as a result of the South Florida acquisition, and (2) net development revenues of $2,929 in 1999, primarily related to the Gables Residential Apartment Portfolio JV.

    Property operating and maintenance expense (exclusive of depreciation and amortization) increased $8,187, or 11.6%, from $70,502 to $78,689 due to an increase in apartment homes resulting from the acquisition and development of additional communities and an increase in property operating and maintenance expense for same store communities of 1.6%. This increase has been offset in part by the sale of six apartment communities in 1999. The same store increase in operating expenses represents increased payroll costs, property taxes and maintenance costs, offset in part by reduced utilities, marketing and landscaping expenses.

    Real estate asset depreciation and amortization expense increased $5,451, or 13.6%, from $40,087 to $45,538 due primarily to the acquisition and development of additional communities. This increase in real estate depreciation and amortization expense is partially offset by the sale of six apartment communities in 1999.

    Property management expense for owned communities and third party properties on a combined basis increased $916, or 11.5%, from $7,977 to $8,893 due primarily to (1) a net increase of 3,000 apartment homes managed from 38,000 in 1998 to 41,000 in 1999, resulting primarily from the South Florida acquisition, (2) increased staffing and support related to our strategic initiatives for enhanced management information systems, and (3) inflationary increases in expenses. We allocate property management expenses to both owned communities and third party properties based on the proportionate share of total apartment homes and units managed.

    Interest expense and credit enhancement fees increased $4,285, or 10.7%, from $39,974 to $44,259 due to an increase in operating debt associated with the acquisition and development of additional communities, including the debt assumed in connection with the South Florida and Greystone acquisitions. These increases in interest expense have been offset in part as a result of the equity offerings and property sales consummated between periods, the proceeds of which have been partially used to reduce indebtedness.

    General and administrative expense decreased $446, or 7.2%, from $6,242 to $5,796 due primarily to a decrease in abandoned real estate pursuit costs and internal acquisition costs incurred in 1998 related to acquisitions. This decrease has been offset in part by (1) compensation and other costs for new positions associated with the South Florida acquisition and (2) increased compensation costs.

    Severance costs of $2,800 in 1999 represent charges associated with organizational changes resulting from management succession directives, including the resignation of the former chairman and chief executive officer effective January 1, 2000 and the resignation of the former chief operating officer effective May 21, 1999.

    Gain on sale of real estate assets of $8,864 in 1999 relates to the sale of three apartment communities located in Atlanta comprising 676 apartment homes, two apartment communities located in Memphis comprising 490 apartment homes, one apartment community located in Houston comprising 412 apartment homes, and an outparcel of land from an existing development community located in Dallas.

Comparison of operating results for the year ended December 31, 1998 to the year ended December 31, 1997

    Our net income is generated primarily from the operation of our apartment communities. For purposes of evaluating comparative operating performance, we categorize our operating communities based on the period in which each community reaches stabilized occupancy. A community is considered to have achieved stabilized occupancy on the earlier to occur of (1) attainment of 93% physical occupancy or (2) one year after completion of construction. The operating performance for all of our apartment communities combined for the years ended December 31, 1998 and 1997 is summarized as follows:

	1998	1997	$ Change	% Change
Rental and other property revenues:
Same store communities (1)	$119,156	$114,400	$4,756	4.2%
Communities stabilized during 1998 but not 1997 (2)	19,700	15,108	4,592	30.4%
Development and lease-up communities (3)	9,827	1,586	8,241	519.6%
Acquired communities (4)	60,597	7,421	53,176	716.6%
Sold communities (5)	—	178	(178)	(100.0%	)

Total property revenues	$209,280	$138,693	$70,587	50.9%

Property operating and maintenance expenses (exclusive of real estate depreciation and amortization):
Same store communities (1)	$40,820	$39,727	$1,093	2.8%
Communities stabilized during 1998 but not 1997 (2)	6,539	5,035	1,504	29.9%
Development and lease-up communities (3)	2,220	427	1,793	419.9%
Acquired communities (4)	20,923	2,288	18,635	814.5%
Sold communities (5)	—	115	(115)	(100.0%	)

Total specified expenses	$70,502	$47,592	$22,910	48.1%

Revenues in excess of specified expenses	$138,778	$91,101	$47,677	52.3%

Revenues in excess of specified expenses as a percentage of total property revenues	66.3%	65.7%	—	0.6%

(1)
Communities which were owned and fully stabilized throughout both 1998 and 1997.

(2)
Communities which were completed and fully stabilized during 1998 but not 1997.

(3)
Communities in the development/lease-up phase which were not fully stabilized during all or any of 1998.

(4)
Communities which were acquired subsequent to January 1, 1997.

(5)
Communities which were sold subsequent to January 1, 1997.

    Total property revenues increased $70,587, or 50.9%, from $138,693 to $209,280 due primarily to increases in the number of apartment homes resulting from the acquisition and development of additional communities and to increases in rental rates on communities stabilized throughout both periods ("same store"). Additional information regarding the increases in total property revenues for three of the five community categories presented in the preceding table follows:

    Same store communities:

Market	Number of Communities	Number of Apartment Homes	Percent of Total	Occupancy During 1998	Change in Occupancy		Change in Revenues	Percent Change in Revenues
Houston	14	5,045	37.7%	94.8%	0.3%		$2,741	6.3%
Atlanta	12	3,470	25.9%	95.8%	0.9%		708	2.5%
Dallas	7	1,659	12.4%	94.0%	(0.3%	)	942	5.9%
Nashville	4	1,166	8.7%	94.5%	(1.5%	)	(178)	(1.9%	)
Memphis	2	964	7.2%	94.9%	0.7%		231	3.4%
San Antonio	2	544	4.1%	92.4%	(0.5%	)	111	2.4%
Austin	2	532	4.0%	94.0%	(0.2%	)	201	3.7%

Total	43	13,380	100.0%	94.8%	0.2%		$4,756	4.2%

    Communities stabilized during 1998 but not during 1997:

Market	Number of Communities	Number of Apartment Homes	Percent of Total	Occupancy During 1998	Change in Revenues
Atlanta	4	1,246	61.2%	95.0%	$4,024
Memphis	2	490	24.1%	94.1%	509
Dallas	1	300	14.7%	91.2%	59

Total	7	2,036	100.0%	94.2%	$4,592

    Development and lease-up communities:

Market	Number of Communities	Number of Apartment Homes	Percent of Total	Occupancy During 1998	Change in Revenues
Austin	2	529	31.5%	76.3%	$3,569
Orlando	2	511	30.4%	48.7%	2,521
Atlanta	1	386	22.9%	29.5%	1,164
Houston	1	256	15.2%	34.8%	987

Total	6	1,682	100.0%	50.8%	$8,241

    Other revenues increased $2,684, or 49.4%, from $5,436 to $8,120 due primarily to an increase in property management revenues of $1,501, or 49.5%, from $3,032 to $4,533, resulting from a net increase in properties managed for third parties primarily as a result of the South Florida acquisition, in addition to an increase in income from certain ancillary services.

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

    Property management expense for owned communities and third party properties on a combined basis increased $2,281, or 40.0%, from $5,696 to $7,977 due primarily to (1) a net increase of 11,000 apartment homes managed from 27,000 in 1997 to 38,000 in 1998, resulting primarily from the South Florida acquisition, (2) inflationary increases in expenses, and (3) certain non-recurring expense savings in 1997. We allocate property management expenses to both owned communities and third party properties based on the proportionate share of total apartment homes and units managed.

    Interest expense and credit enhancement fees increased $14,661 or 57.9%, from $25,313 to $39,974 due to an increase in operating debt associated with the acquisition and development of additional communities, including the debt assumed in connection with the South Florida and Greystone acquisitions. These increases in interest expense have been offset in part as a result of the equity offerings consummated between periods, the proceeds of which were primarily used to reduce indebtedness.

    General and administrative expense increased $2,994, or 92.2%, from $3,248 to $6,242 due primarily to (1) compensation and other costs for new positions associated with the South Florida acquisition, (2) increased compensation costs, and (3) the expensing of internal costs of identifying and acquiring operating apartment communities effective March 20, 1998 in accordance with EITF No. 97-11.

    Loss on treasury locks of $5,637 in 1998 represents mark to market losses recorded upon the expiration of the terms of treasury lock agreements that were (1) entered into in anticipation of a projected debt offering, (2) subsequently extended in connection with modifications in the projected timing of the debt offering, and (3) terminated due to economic conditions affecting the unsecured debt market.

Liquidity and Capital Resources

    Net cash provided by operating activities increased from $90,555 for the year ended December 31, 1998 to $105,221 for the year ended December 31, 1999 due to (1) an increase of $12,355 in income (a) before certain non-cash items or non-operating items, including depreciation, amortization, equity in income of joint ventures, gain on sale of real estate assets, long-term compensation expense and loss on treasury locks, and (b) after operating distributions received from joint ventures, (2) a change in other assets between periods of $6,850, and (3) a change in restricted cash between periods of $2,665. Such increases were offset in part by a change in other liabilities between periods of $7,204.

    We had $80,928 of net cash provided by investing activities for the year ended December 31, 1999 compared to $359,263 of net cash used in investing activities for the year ended December 31, 1998. During the year ended December 31, 1999, we received cash of $65.1 million in connection with the contribution of interests in certain development communities to the Gables Residential Apartment Portfolio JV and $96.7 million in connection with the sale of real estate assets. During the year ended December 31, 1999, we expended $56.5 million related to development expenditures, including related land acquisitions, $6.7 million related to our investment in the Gables Residential Apartment Portfolio JV, $10.0 million related to recurring, non-revenue enhancing capital expenditures for operating apartment communities, and $7.7 related to non-recurring, renovation/revenue enhancing capital expenditures. During the year ended December 31, 1998, we expended $203.3 million related to acquisitions of operating apartment communities, including the South Florida acquisition, $138.1 million related to development expenditures, including related land acquisitions, $8.0 million related to recurring, non-revenue enhancing capital expenditures for operating apartment communities, and $8.9 million related to non-recurring, renovation/revenue enhancing capital expenditures.

    We had $185,240 of net cash used in financing activities for the year ended December 31, 1999 compared to $272,583 of net cash provided by financing activities for the year ended December 31, 1998. During the year ended December 31, 1999, we had net repayments of borrowings of

$57.3 million, net payments of distributions totaling $73.3 million, and payments for treasury share purchases and Unit redemptions in connection with our common equity repurchase program totaling $54.8 million. The repayments of borrowings were funded by the net cash provided by investing activities. During the year ended December 31, 1998, we had net borrowings of $210.5 million, which were used in conjunction with $136.2 million of proceeds from a common share offering and the Series B Preferred Unit offering primarily to fund acquisition and development activities discussed in the above paragraph. These proceeds from financing activities were offset in part by net payments of distributions totaling $68.7 million.

    As of December 31, 1999, we had total indebtedness of $755,485, cash and cash equivalents of $7,963, and principal escrow deposits reflected in restricted cash of $2,992. Our indebtedness has an average of 5.2 years to maturity at December 31, 1999. The aggregate maturities of notes payable at December 31, 1999 are as follows:

2000	$81,780
2001	58,600
2002	130,280
2003	65,602
2004	79,383
2005 and thereafter	339,840

$755,485

    Distributions through the fourth quarter of 1999 have been paid from cash provided by operating activities. We anticipate that distributions will continue to be paid on a quarterly basis from cash provided by operating activities.

    We have met and expect to continue to meet our short-term liquidity requirements generally through net cash provided by operations. Our net cash provided by operations has been adequate and we believe it will continue to be adequate to meet both operating requirements and payment of dividends in accordance with REIT requirements. The budgeted expenditures for improvements and renovations to the communities, in addition to monthly principal amortization payments, are also expected to be funded from net cash provided by operations. We anticipate that construction and development activities as well as land purchases will be initially funded primarily through borrowings under our credit facilities described below.

    We expect to meet certain of our long-term liquidity requirements, such as scheduled debt maturities, repayment of short-term financing of construction and development activities and possible property acquisitions, through long-term secured and unsecured borrowings, the issuance of debt securities or equity securities, private equity investments in the form of joint ventures, or through the disposition of assets which, in our evaluation, may no longer meet our investment requirements.

$225 Million Credit Facility

    We have a $225 million unsecured revolving credit facility provided by a consortium of banks. The facility currently has a maturity date of May, 2002 with two one-year extension options. Borrowings under the facility currently bear interest at our option of LIBOR plus 0.95% or prime minus 0.25%. Such scheduled interest rates may be adjusted up or down based on changes in our senior unsecured credit ratings. We may also enter into competitive bid loans with participating banks for up to $112.5 million at rates below the scheduled rates. In addition, we pay an annual facility fee equal to 0.15% of the $225 million commitment. Availability under the facility is based on the value of our unencumbered real estate assets as compared to the amount of our unsecured indebtedness. As of

December 31, 1999, we had $44.0 million in borrowings outstanding under the facility and, therefore, $181.0 million of remaining capacity on the $225 million commitment.

$25 Million Credit Facility

    We have a $25 million unsecured revolving credit facility with a bank that currently bears interest at LIBOR plus 0.95%. We expect to exercise one of our unlimited one-year extension options prior to the facility's current maturity in October, 2000. We had no borrowings outstanding under this facility at December 31, 1999.

$25 Million Borrowing Facility

    We have a $25 million unsecured borrowing facility with a bank. The interest rate and maturity date related to each draw on this facility is agreed to by both parties prior to each draw. We expect the facility, which currently matures in April, 2000, to be renewed for an additional one-year term at maturity. At December 31, 1999, we had $24.9 million in borrowings outstanding under this facility at an interest rate of 6.0%.

Restrictive Covenants

    Certain of our debt agreements contain customary representations, covenants and events of default, including covenants which restrict our ability to make distributions in excess of stated amounts, which in turn restricts the Trust's discretion to declare and pay dividends. In general, during any fiscal year we may only distribute up to 95% of our consolidated income available for distribution (as defined in the related agreement) exclusive of distributions of capital gains for such year. The applicable debt agreements contain exceptions to these limitations to allow us to make any distributions necessary to allow the Trust to maintain its status as a REIT. We do not anticipate that this provision will adversely effect our ability to make distributions or the Trust's ability to declare dividends as currently anticipated.

Inflation

    Substantially all leases at our communities are for a term of one year or less, which may enable us to seek increased rents upon renewal of existing leases or commencement of new leases in times of rising prices. The short-term nature of these leases generally serves to lessen the impact of cost increases arising from inflation.

Certain Factors Affecting Future Operating Results

    This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "expect," "anticipate," "intend," "estimate," "assume" and other similar expressions which are predictions of or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. These statements include, among other things, statements regarding our intent, belief or expectations with respect to the following: (1) the declaration or payment of distributions, (2) potential developments or acquisitions or dispositions of properties, assets or other entities, (3) our policies regarding investments, indebtedness, acquisitions, dispositions, financings, conflicts of interest and other matters, (4) the Trust's qualification as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), (5) the real estate markets in which we operate, (6) in general, the availability of debt and equity financing, interest rates and general economic conditions, and (7) trends affecting our financial condition or results of operations.

    Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. In addition to the factors discussed under the "Risk Factors" section in Item I, some of the factors that might cause such a difference include, but are not limited to, the following: (1) we may abandon or fail to secure development opportunities, (2) construction costs of a community may exceed original estimates, (3) construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs and reduced rental revenues, (4) occupancy rates and market rents may be adversely affected by local economic and market conditions which are beyond our control, (5) financing may not be available or may not be available on favorable terms, (6) our cash flow may be insufficient to meet required payments of principal and interest, and (7) existing indebtedness may mature in an unfavorable credit environment, preventing such indebtedness from being refinanced or, if financed, causing such refinancing to occur on terms that are not as favorable as the terms of existing indebtedness. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Recent Accounting Pronouncements

    See Note 5 to Consolidated Financial Statements.

Year 2000

    The Year 2000 issue occurs when business application software or embedded microcontrollers use two digits to specify the year, rather than four. As a result, computers with time-sensitive software programs may recognize a date using "00" as the year 1900 instead of the year 2000 which could result in system failures or miscalculations causing disruptions of normal business operations.

    Our efforts to address the Year 2000 issue prior to January 1, 2000 were divided into the following phases: (1) identifying all equipment that could have been affected by the Year 2000 issue, (2) contacting the vendors and third-party providers that maintained and/or supported such equipment to obtain a Year 2000 compliance certification, (3) assembling a list of items that would not be compliant and prioritizing the items to be either replaced or retrofitted, and (4) replacing or retrofitting items that were not Year 2000 compliant, and identifying and implementing alternative solutions to items that could not be replaced or retrofitted.

    We have not experienced any significant disruptions to date in mission critical systems and we believe those systems successfully responded to the Year 2000 date change. In addition, we are not aware of any significant Year 2000 issues with our third-party service providers or vendors. Costs of addressing the Year 2000 issue have not been material to our financial condition or results of operations, and were primarily related to equipment upgrades and allocation of personnel resources. In addition, we do not expect to incur any future material costs related to the Year 2000 issue.

    Although we believe our computer systems will continue to function properly going forward, there can be no assurance that such systems, or those systems of other companies on which we rely, will not experience some type of problem related to the Year 2000 issue, and that such problems will not result in material business interruptions, loss of revenues or other adverse effects. Accordingly, we will continue to monitor our mission critical systems and those of our third-party service providers and vendors throughout the year 2000.

SUPPLEMENTAL DISCUSSION—Funds From Operations and Adjusted Funds From Operations

    We consider funds from operations ("FFO") to be a useful performance measure of the operating performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund dividends and capital expenditures. We believe that in order to facilitate a clear understanding of our operating results, FFO should be examined in conjunction with net income as presented in the financial statements and data included elsewhere in this report. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO, as defined by NAREIT, represents net income (loss) determined in accordance with GAAP, excluding gains or losses from sales of assets or debt restructuring plus certain non-cash items, primarily real estate depreciation, and after adjustments for unconsolidated partnerships and joint ventures. In addition, extraordinary or unusual items as well as significant non-recurring events that materially distort the comparative measurement of FFO are typically disregarded in its calculation. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, our FFO is comparable to the FFO of real estate companies that use the NAREIT definition. Adjusted funds from operations ("AFFO") is defined as FFO less recurring, non-revenue enhancing capital expenditures. FFO and AFFO should not be considered alternatives to net income as indicators of our operating performance or as alternatives to cash flows as measures of liquidity. FFO does not measure whether cash flow is sufficient to fund all of our cash needs, including principal amortization, capital expenditures and distributions to unitholders. Additionally, FFO does not represent cash flows from operating, investing or financing activities as defined by GAAP. Reference is made to "Management's Discussion and

Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for a discussion of our cash needs and cash flows. A reconciliation of FFO and AFFO follows:

	1999	1998
Net income available to common unitholders	$52,949	$35,182
Gain on sale of real estate assets	(8,864)	—
Severance costs (a)	2,800	—
Loss on treasury locks (b)	—	5,637
Amortization of loss on extension of used treasury locks	(184)	(142)
Real estate asset depreciation:
Wholly-owned real estate assets	45,538	40,087
Joint venture real estate assets	404	225

Total depreciation	45,942	40,312

Funds from operations—basic	$92,643	$80,989

Amortization of discount on long-term liability (c)	686	576

Funds from operations—diluted	$93,329	$81,565

Recurring, non-revenue enhancing capital expenditures:
Carpet	$4,299	$3,092
Roofing	25	246
Exterior painting	172	—
Appliances	460	394
Other additions and improvements	5,081	4,223

Total capital expenditures	$10,037	$7,955

Adjusted funds from operations—diluted	$83,292	$73,610

Average Units outstanding—basic	32,277	30,212

Average Units outstanding—diluted (c)	32,796	30,679

a)
Severance costs of $2,800 for the year ended December 31, 1999 represent charges associated with organizational changes resulting from management succession directives, including the resignation of the former chairman and chief executive officer and the former chief operating officer. The NAREIT definition of FFO disregards significant non-recurring events that materially distort the comparative measurement of FFO over time. We believe the organizational changes that resulted in the charge are unusual and non-recurring in nature. We also believe that organization changes could arise in the future that could result in similar charges. We believe these severance costs materially distort the comparative measurement of FFO and, therefore, have been disregarded in the calculation of FFO pursuant to the NAREIT definition of FFO.

b)
Loss on treasury locks of $5,637 for the year ended December 31, 1998 represents mark to market losses recorded upon the expiration of the terms of treasury lock agreements that were (1) entered into in anticipation of a projected debt offering, (2) subsequently extended in connection with modifications in the projected timing of the debt offering as a result of unanticipated capital transactions, including the South Florida acquisition, and (3) terminated due to economic conditions affecting the unsecured debt market. The NAREIT definition of FFO disregards significant non-recurring events that materially distort the comparative measurement of FFO over time. While we may utilize derivative financial instruments such as rate locks to hedge interest rate exposure by modifying the interest rate characteristics of prospective financing transactions, we believe the specific series of events and circumstances that resulted in the loss of hedge accounting for those treasury locks is unusual and non-recurring in nature. We also believe that different events and circumstances could arise in the future that could result in similar losses. We believe these losses materially distort the comparative measurement of FFO and, therefore, have been disregarded in the calculation of FFO pursuant to the NAREIT definition of FFO.

c)
This obligation was settled with Units. Such Units are excluded from basic Units outstanding, but are included in the calculation of diluted Units outstanding.

    Effective January 1, 2000, NAREIT amended its definition of FFO to include in FFO all non-recurring items, except for those that are defined as extraordinary items under GAAP and gains and losses from sales of depreciable operating property. We will report the revised measure beginning with our first quarter of 2000 results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our capital structure includes the use of variable rate and fixed rate indebtedness. As such, we are exposed to the impact of changes in interest rates. We periodically seek input from third party consultants regarding market interest rate and credit risk in order to evaluate our interest rate exposure. In certain situations, we may utilize derivative financial instruments in the form of rate caps, rate swaps or rate locks, to hedge interest rate exposure by modifying the interest rate characteristics of related balance sheet instruments and prospective financing transactions. We do not utilize such instruments for trading or speculative purposes.

    We typically refinance maturing debt instruments at then-existing market interest rates and terms which may be more or less than the interest rates and terms on the maturing debt.

    The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates and should be read in conjunction with the accompanying consolidated financial statements and notes thereto. For debt obligations, the table presents principal cash flows and related weighted-average interest rates in effect at December 31, 1999 by expected maturity dates. The weighted-average interest rates presented in this table are inclusive of credit enhancement fees. For interest rate protection agreements, the table presents the notional amounts and related weighted-average pay rates by fiscal year of maturity. There have been no substantial changes in our market risk profile from the preceding year and the assumptions are consistent with prior year assumptions.

	Expected Year of Maturity
	2000	2001	2002	2003	2004	Thereafter	1999 Total	1998 Total
Debt:
Conventional fixed rate	$56,742	$18,420	$86,090	$20,467	$20,978	$203,305	$406,002	$408,988
Average interest rate	6.73%	6.84%	8.28%	7.54%	7.22%	7.48%	7.50%	7.51%
Tax-exempt fixed rate	$170	$180	$190	$205	$58,405	$31,395	$90,545	$90,730
Average interest rate	7.63%	7.63%	7.63%	7.63%	6.26%	6.38%	6.31%	6.32%
Tax-exempt variable rate				$44,930		$105,140	$150,070	$150,070
Average interest rate				6.45%		6.31%	6.35%	4.88%
Credit facilities	$24,868		$44,000				$68,868	$123,000
Average interest rate	6.00%		6.69%				6.44%	6.38%
Variable-rate term loan		$40,000					$40,000	$40,000
Average interest rate		8.25%					8.25%	5.96%
Total debt	$81,780	$58,600	$130,280	$65,602	$79,383	$339,840	$755,485	$812,788
Average interest rate	6.51%	7.80%	7.74%	6.79%	6.51%	7.01%	7.07%	6.64%
Interest Rate Swaps:
Pay fixed/Receive variable	$65,000						$65,000	$109,530
Average pay rate	5.16%						5.16%	5.24%
Receive rate	LIBOR						LIBOR	LIBOR
Interest Rate Cap:
Pay fixed/Receive variable								$44,530
Maximum pay rate								6.25%
Receive rate								LIBOR

    We estimate that the fair value of our debt approximates carrying value based upon our effective current borrowing rate for issuance of debt with similar terms and remaining maturities. At December 31, 1999 and 1998, the fair values of our interest rate swaps and caps were $460 and $(161), respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary data are listed under Item 14(a) and filed as part of this report on the pages indicated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

PART III

    Gables GP, the sole general partner of the Registrant, is a wholly-owned subsidiary of Gables Residential Trust (the "Trust"). The members of the board of directors of Gables GP are the same as the members of the board of trustees of the Trust. The "executive officers" of Gables GP are the same as the "executive officers" of the Trust. Other than the Trust, which beneficially owns 78.6% of the Registrant's outstanding common Units as of March 17, 2000, no person beneficially owns more than 5% of the Registrant's outstanding common Units. All applicable information required by this Part III with respect to the Registrant will be included in the Trust's Proxy Statement to be filed in connection with its 2000 Annual Meeting of Shareholders.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information concerning the Directors and Executive Officers of the Registrant required by Item 10 shall be included in the Trust's Proxy Statement to be filed relating to the 2000 Annual Meeting of its shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information concerning Executive Compensation required by Item 11 shall be included in the Trust's Proxy Statement to be filed relating to the 2000 Annual Meeting of its shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information concerning Security Ownership of Certain Beneficial Owners and Management required by Item 12 shall be included in the Trust's Proxy Statement to be filed relating to the 2000 Annual Meeting of its shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Not applicable.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE AND REPORTS ON FORM 8-K

14(a)(1) and (2) Financial Statements and Schedule

    The financial statements and schedule listed below are filed as part of this annual report on the pages indicated.

14(a)(3) Exhibits

    Certain of the exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Registrant, referred to herein as the Operating Partnership, or the Trust (File No. 1-12590) and are incorporated herein by reference to the filing in the corresponding numbered footnote.

Exhibit No.			Description
3.1		—	Fourth Amended and Restated Agreement of Limited Partnership of the Operating Partnership (1)
3.2		—	Amended and Restated Declaration of Trust of the Trust (2)
3.3		—	Articles of Amendment to the Trust's Amended and Restated Declaration of Trust (3)
3.4		—	Articles Supplementary to the Trust's Amended and Restated Declaration of Trust creating the 8.30% Series A Cumulative Redeemable Preferred Shares (4)
3.5		—	Articles Supplementary to the Trust's Amended and Restated Declaration of Trust creating the 5.00% Series Z Cumulative Redeemable Preferred Shares (3)
3.6		—	Articles Supplementary to the Trust's Amended and Restated Declaration of Trust creating the 8.625% Series B Cumulative Redeemable Preferred Shares (1)
3.7	*	—	Second Amended and Restated Bylaws of the Trust
3.8		—	Articles of Incorporation of Gables GP, Inc. (5)
3.9		—	Bylaws of Gables GP, Inc. (5)
4.1		—	Indenture, dated as of March 23, 1998, between the Operating Partnership and First Union National Bank (6)
4.2		—	Supplemental Indenture No. 1, dated March 23, 1998, between the Operating Partnership and First Union National Bank (6)
4.3		—	The Operating Partnership 6.80% Senior Note due 2005 (6)
4.4		—	Supplemental Indenture No. 2, dated September 30, 1998 between the Operating Partnership and First Union National Bank (7)

4.5	—	The Operating Partnership 6.55% Senior Note due 2000 (7)
4.6	—	Supplemental Indenture No. 3, dated October 8, 1998, between the Operating Partnership and First Union National Bank (8)
4.7	—	The Operating Partnership 6.60% Senior Note due 2001 (8)
10.1	—	Articles of Incorporation of East Apartment Management, Inc. (5)
10.2	—	Bylaws of East Apartment Management, Inc. (5)
10.3	—	Articles of Incorporation of Central Apartment Management, Inc. (5)
10.4	—	Bylaws of Central Apartment Management, Inc. (5)
10.5	—	Interest rate protection agreement (notional amount of $44,530,000) between the Operating Partnership and NationsBank of North Carolina, N.A. dated January 25, 1994 (9)
10.6	—	Interest rate protection agreement (notional amount of $44,530,000) between the Operating Partnership and First Union National Bank of Georgia, dated August 21, 1996 (10)
10.7	—	Interest rate protection agreement (notional amount of $25,000,000) between the Operating Partnership and First Union National Bank of Georgia, dated as of May 23, 1997 (11)
10.8	—	Forward Treasury Lock Agreement (notional amount of $75,000,000) between the Operating Partnership and J.P. Morgan Securities, Inc. dated as of September 22, 1997 and amended on December 17, 1997 and February 11, 1998 (12)
10.9	—	Forward Treasury Lock Agreement (notional amount of $25,000,000) between the Operating Partnership and J.P. Morgan Securities, Inc. dated as of December 17, 1997 and amended on February 11, 1998 (12)
10.10	—	Forward Treasury Lock Agreement (notional amount of $50,000,000) between the Operating Partnership and J.P. Morgan Securities Inc., dated as of September 22, 1997 Operating Partnership and J.P. Morgan Securities Inc., dated as of September 22, 1997 and amended on May 28, 1998, July 24, 1998, August 19, 1998 and September 30, 1998 (13)
10.11	—	Interest Rate Swap Agreement (notional amount of $40,000,000) between the Operating Partnership and Morgan Guaranty Trust Company of New York, dated as of September 28, 1998 (13)
10.12	—	Loan Agreement, Conversion and Note Agreement, Security Deed Note and Deed of Trust Notes between Teachers Insurance and Annuity Association of America ("lender") and the Operating Partnership and Gables-Tennessee Properties (collectively, the borrower) for a $130,689,000 loan, dated December 29, 1995 (14)
10.13	—	First Amendment to Conversion and Note Agreement effective December 30, 1996 between the Operating Partnership, Gables-Tennessee Properties, the Trust and Teachers Insurance and Annuity Association of America (11)
10.14	—	Second Amendment to Conversion and Note Agreement effective August 13, 1997 between the Operating Partnership, Gables-Tennessee Properties, the Trust and Teachers Insurance and Annuity Association of America (11)
10.15	—	Unsecured Note No. 1 for $86,346,000 dated August 13, 1997 between the Operating Partnership, Gables-Tennessee Properties and Teachers Insurance and Annuity Association of America (11)
10.16	—	Unsecured Note No. 2 for $29,681,000 dated August 13, 1997 between the Operating Partnership, Gables-Tennessee Properties and Teachers Insurance and Annuity Association of America (11)

10.17		—	$225,000,000 Amended and Restated Credit Agreement dated as of May 13, 1998 by and among the Operating Partnership (as Borrower) and Wachovia Bank, N.A., First Union National Bank, Chase Bank of Texas, National Association, PNC Bank, National Association, Guaranty Federal Bank, F.S.B., AmSouth Bank of Alabama and Commerzbank AG, Atlanta Agency (collectively, as lenders) and Wachovia Bank, N.A. (as Agent) (3)
10.18		—	First Amendment to $225,000,000 Amended and Restated Credit Agreement dated as of May 13, 1998 by and among the Operating Partnership (as Borrower) and Wachovia Bank, N.A., First Union National Bank, Chase Bank of Texas, National Association, PNC Bank, National Association, Guaranty Federal Bank, F.S.B., AmSouth Bank of Alabama and Commerzbank AG, Atlanta agency (collectively, as lenders) and Wachovia Bank, N.A. (as agent) dated June 14, 1999. (15)
10.19	*	—	Second Amendment to $225,000,000 Amended and Restated Credit Agreement dated as of May 13, 1998 by and among the Operating Partnership and Gables-Tennessee Properties (as Borrowers) and Wachovia Bank, N.A., First Union National Bank, Chase Bank of Texas, National Association, PNC Bank, National Association, Guaranty Federal Bank, F.S.B., AmSouth Bank of Alabama and Commerzbank AG, Atlanta agency (collectively, as lenders) and Wachovia Bank, N.A. (as agent) dated November 23, 1999.
10.20		—	Promissory Note dated November 29, 1994 for a $53,000,000 mortgage loan from the Northwestern Mutual Life Insurance Company to the Operating Partnership (9)
10.21		—	Contribution Agreement with an effective date of March 16, 1998 between the Trust, the Operating Partnership and specified representatives of Trammell Crow Residential ("TCR") executed in connection with Gables' April 1, 1998 acquisition of the properties and operations of South Florida (16)
10.22		—	Amendment No. 1 to Contribution Agreement dated April 1, 1998 (17)
21.1	*	—	Schedule of Subsidiaries of the Operating Partnership
23.1	*	—	Consent of Arthur Andersen LLP
27.1	*	—	Financial Data Schedule for the fiscal year ended December 31, 1999

*
Filed herewith

(1)
The Trust's Current Report on Form 8-K dated November 12, 1998.

(2)
The Trust's Registration Statement on Form S-11 (File No. 33-70570), as amended.

(3)
The Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(4)
The Trust's Current Report on Form 8-K dated July 24, 1997.

(5)
The Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(6)
The Operating Partnership's Current Report on Form 8-K dated March 23, 1998.

(7)
The Operating Partnership's Current Report on Form 8-K dated October 5, 1998.

(8)
The Operating Partnership's Current Report on Form 8-K dated October 8, 1998.

(9)
The Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(10)
The Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(11)
The Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(12)
The Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(13)
The Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(14)
The Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(15)
The Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(16)
The Trust's Current Report on Form 8-K dated March 16, 1998.

(17)
The Trust's Current Report on Form 8-K dated April 1, 1998, as amended.

    Gables Residential Trust's Proxy Statement is to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999 (the end of the fiscal year covered by this Annual Report on Form 10-K).

14(b) Reports on Form 8-K

    None

14(c) Exhibits

    See Item 14(a)(3) above.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Gables Realty Limited Partnership certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GABLES REALTY LIMITED PARTNERSHIP By: Gables GP, Inc. Its: General Partner
By:	/s/ CHRIS D. WHEELER Chris D. Wheeler Chairman of the Board of Directors, President and Chief Executive Officer
March 17, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Gables GP, Inc. as general partner of Gables Realty Limited Partnership, and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ CHRIS D. WHEELER Chris D. Wheeler	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 17, 2000
/s/ MARVIN R. BANKS, JR. Marvin R. Banks, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 17, 2000
/s/ DAWN H. SEVERT Dawn H. Severt	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 17, 2000
/s/ MARCUS E. BROMLEY Marcus E. Bromley	Director	March 17, 2000
/s/ DAVID M. HOLLAND David M. Holland	Director	March 17, 2000
/s/ LAURALEE E. MARTIN Lauralee E. Martin	Director	March 17, 2000

/s/ JOHN W. MCINTYRE John W. McIntyre	Director	March 17, 2000
/s/ MIKE E. MILES Mike E. Miles	Director	March 17, 2000
/s/ JAMES D. MOTTA James D. Motta	Director	March 17, 2000
/s/ D. RAYMOND RIDDLE D. Raymond Riddle	Director	March 17, 2000
/s/ JOHN T. RIPPEL John T. Rippel	Director	March 17, 2000

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Gables Realty Limited Partnership:

    We have audited the accompanying consolidated balance sheets of Gables Realty Limited Partnership and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and schedule are the responsibility of the management of Gables Realty Limited Partnership. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gables Realty Limited Partnership and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

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

/s/ Arthur Andersen LLP
Atlanta, Georgia
March 3, 2000

GABLES REALTY LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Per Unit Data)

	December 31, 1999	December 31, 1998
ASSETS:
Real estate assets:
Land	$220,298	$229,960
Buildings	1,177,628	1,218,782
Furniture, fixtures and equipment	91,835	87,238
Construction in progress	37,984	79,829
Investment in joint ventures	23,471	161
Land held for future development	38,168	66,152

Real estate assets before accumulated depreciation	1,589,384	1,682,122
Less: accumulated depreciation	(172,247)	(138,239)

Net real estate assets	1,417,137	1,543,883
Cash and cash equivalents	7,963	7,054
Restricted cash	8,871	8,017
Deferred financing costs, net of accumulated amortization of $3,563 and $3,946 at December 31, 1999 and 1998, respectively	4,007	4,696
Other assets, net	33,386	22,667

Total assets	$1,471,364	$1,586,317

LIABILITIES AND PARTNERS' CAPITAL:
Notes payable	$755,485	$812,788
Accrued interest payable	5,949	6,045
Preferred distributions payable	770	737
Real estate taxes payable	16,824	16,224
Accounts payable and accrued expenses—construction	5,555	8,402
Accounts payable and accrued expenses—operating	11,432	7,094
Security deposits	4,395	4,725
Other liability, net	10,693	11,729

Total liabilities	811,103	867,744
Limited partners' common capital interest (6,234 and 6,448 common Units), at redemption value	136,757	157,663
Preferred partner's capital interest (180 Series Z Preferred Units), at $25.00 liquidation preference	4,500	4,500
Commitments and contingencies
Partners' capital:
General partner (309 and 327common Units)	5,154	5,725
Limited partner (24,361 and 25,975 common Units)	348,850	385,685
Preferred partners (4,600 Series A Preferred Units and 2,000 Series B Preferred Units), at $25.00 liquidation preference	165,000	165,000

Total partners' capital	519,004	556,410

Total liabilities, partners' capital interest and partners' capital	$1,471,364	$1,586,317

The accompanying notes are an integral part of these consolidated balance sheets.

GABLES REALTY LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands, Except Per Unit Data)

	Years ended December 31,
	1999	1998	1997
Revenues:
Rental revenues	$221,689	$199,292	$132,371
Other property revenues	12,121	9,988	6,322

Total property revenues	233,810	209,280	138,693

Property management revenues	4,954	4,533	3,032
Development revenues, net	2,929	—	—
Equity in income of joint ventures	478	359	320
Interest income	674	417	371
Other	2,752	2,811	1,713

Total other revenues	11,787	8,120	5,436

Total revenues	245,597	217,400	144,129

Expenses:
Property operating and maintenance (exclusive of items shown separately below)	78,689	70,502	47,592
Real estate asset depreciation and amortization	45,538	40,087	24,712
Property management—owned	5,187	4,758	3,364
Property management—third party	3,706	3,219	2,332
Interest expense and credit enhancement fees	44,259	39,974	25,313
Amortization of deferred financing costs	919	984	992
General and administrative	5,796	6,242	3,248
Severance costs	2,800	—	—
Corporate asset depreciation and amortization	535	563	482

Total expenses	187,429	166,329	108,035

Gain on sale of real estate assets	8,864	—	5,349
Loss on treasury locks	—	(5,637)	(1,178)

Income before extraordinary loss	67,032	45,434	40,265
Extraordinary loss	—	—	(712)

Net income	67,032	45,434	39,553
Dividends to preferred unitholders	(14,083)	(10,252)	(4,163)

Net income available to common unitholders	$52,949	$35,182	$35,390

Weighted average number of common Units outstanding—basic	32,277	30,212	23,441
Weighted average number of common Units outstanding—diluted	32,796	30,340	23,591
Per Common Unit Information:
Income before extraordinary loss—basic	$1.64	$1.16	$1.54
Extraordinary loss—basic	$—	$—	$(0.03)
Net income—basic	$1.64	$1.16	$1.51
Income before extraordinary loss—diluted	$1.64	$1.16	$1.53
Extraordinary loss—diluted	$—	$—	$(0.03)
Net income—diluted	$1.64	$1.16	$1.50

The accompanying notes are an integral part of these consolidated statements.

GABLES REALTY LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

(Amounts in Thousands, Except Per Unit Data)

	General Partner	Limited Partner	Preferred Partners	Total Partners' Capital	Limited Partners' Common Capital Interest	Preferred Partner's Capital Interest
Balance, December 31, 1996	$3,245	$231,181	$—	$234,426	$98,482	$—
Contributions from the Trust related to:
Proceeds from exercise of share options	31	3,090	—	3,121	—	—
Proceeds from Share Builder Plan	—	61	—	61	—	—
Proceeds of 2,437 common share offerings, net of $3,463 issuance costs	625	61,892	—	62,517	—	—
Proceeds of 4,600 preferred share offering	(40)	(3,969)	115,000	110,991	—	—
Issuance of shares for trustee compensation	—	24	—	24	—	—
Issuance of share grants, net of deferred compensation	12	1,178	—	1,190	—	—
Contributions related to property acquisitions	147	(147)	—	—	14,725	—
Conversion of redeemable Units to common shares	5	528	—	533	(533)	—
Net income	354	29,535	—	29,889	5,501	—
Distributions declared ($1.98 per Unit)	(474)	(39,659)	—	(40,133)	(7,297)	—
Adjustment to reflect limited partners' redeemable capital at redemption value at balance sheet date	2	10	—	12	(12)	—

Balance, December 31, 1997	3,907	283,724	115,000	402,631	110,866	—
Contributions from the Trust related to:
Proceeds from exercise of share options	37	3,670	—	3,707	—	—
Proceeds from Share Builder Plan	35	3,514	—	3,549	—	—
Proceeds of 3,311 common share offering, net of $1,861 issuance costs	875	86,655	—	87,530	—	—
Issuance of shares for trustee compensation	—	40	—	40	—	—
Issuance of share grants, net of deferred compensation	13	1,327	—	1,340	—	—
Proceeds of 2,000 preferred Unit offering	(13)	(1,314)	50,000	48,673	—	—
Contributions related to property acquisitions	829	(829)	—	—	82,881	4,500
Conversion of redeemable Units to common shares	168	16,603	—	16,771	(16,771)	—
Net income	352	27,688	—	28,040	7,142	—
Distributions declared ($2.02 per Unit)	(623)	(49,714)	—	(50,337)	(11,989)	—
Adjustment to reflect limited partners' redeemable capital at redemption value at balance sheet date	145	14,321	—	14,466	(14,466)	—

Balance, December 31, 1998	5,725	385,685	165,000	556,410	157,663	4,500
Contributions from the Trust related to:
Proceeds from exercise of share options	12	1,220	—	1,232	—	—
Proceeds from Share Builder Plan	77	7,573	—	7,650	—	—
Issuance of shares for trustee compensation	1	71	—	72	—	—
Issuance of share grants, net of deferred compensation	17	1,667	—	1,684	—	—
Contributions related to property acquisitions	9	(9)	—	—	919	—
Redemption of Units from the Trust for treasury share purchases	(501)	(49,557)	—	(50,058)	—	—
Redemption of Units for cash	(59)	59	—	—	(5,877)	—
Net income	529	42,072	—	42,601	10,348	—
Distributions declared ($2.08 per Unit)	(669)	(53,126)	—	(53,795)	(13,088)	—
Adjustment to reflect limited partners' redeemable capital at redemption value at balance sheet date	13	13,195	—	13,208	(13,208)	—

Balance, December 31, 1999	$5,154	$348,850	$165,000	$519,004	$136,757	$4,500

The accompanying notes are an integral part of these consolidated statements.

GABLES REALTY LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands, Except Per Unit Data)

	Years Ended December 31,
	1999	1998	1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$67,032	$45,434	$39,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,992	41,634	26,186
Equity in income of joint ventures	(478)	(359)	(320)
Gain on sale of real estate assets	(8,864)	—	(5,349)
Long-term compensation expense	1,040	1,072	574
Loss on treasury locks	—	5,637	1,178
Extraordinary loss	—	—	712
Amortization of discount on long-term liability	686	576	—
Operating distributions received from joint ventures	349	408	442
Change in operating assets and liabilities:
Restricted cash	(157)	(2,822)	4,616
Other assets	(5,370)	(12,220)	(1,055)
Other liabilities, net	3,991	11,195	3,424

Net cash provided by operating activities	105,221	90,555	69,961

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition and construction of real estate assets	(74,171)	(358,263)	(241,585)
Long-term land lease payments	—	(1,000)	(1,000)
Net proceeds from sale of real estate assets	96,712	—	13,174
Investment in joint venture	(6,734)	—	—
Proceeds from contribution of real estate assets to joint venture	65,121	—	—

Net cash provided by (used in) investing activities	80,928	(359,263)	(229,411)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from the Trust related to:
Proceeds from common share offerings, net of issuance costs	—	87,530	62,517
Proceeds from preferred share offering, net of issuance costs	—	—	110,991
Proceeds from the exercise of share options	1,232	3,707	3,121
Share Builder Plan contributions	7,650	3,549	61
Proceeds from preferred Unit offering, net of issuance costs	—	48,673
Unit redemptions for cash	(5,877)	—	—
Unit redemptions related to treasury share purchases	(48,890)	—	—
Payments of deferred financing costs	(422)	(1,713)	(440)
Treasury lock settlement payments	—	(6,723)	—
Notes payable proceeds	44,802	538,522	233,849
Notes payable repayments	(102,105)	(328,000)	(188,808)
Principal escrow deposits	(697)	(697)	(684)
Preferred distributions paid	(14,050)	(9,939)	(3,739)
Common distributions paid ($2.08, $2.02 and $2.47 per Unit, respectively)	(66,883)	(62,326)	(58,624)

Net cash (used in) provided by financing activities	(185,240)	272,583	158,244

Net change in cash and cash equivalents	909	3,875	(1,206)
Cash and cash equivalents, beginning of period	7,054	3,179	4,385

Cash and cash equivalents, end of period	$7,963	$7,054	$3,179

Supplemental disclosure of cash flow information:
Cash paid for interest	$50,257	$43,210	$29,777
Interest capitalized	7,725	8,737	5,161

Cash paid for interest, net of amounts capitalized	$42,532	$34,473	$24,616

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Property and Per Unit Data)

1. ORGANIZATION AND FORMATION

    Gables Realty Limited Partnership (the "Operating Partnership" or "Gables") is the entity through which Gables Residential Trust (the "Trust"), a real estate investment trust (a "REIT"), conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. The Trust was formed in 1993 under Maryland law to continue and expand the operations of its privately owned predecessor organization. The Trust completed its initial public offering on January 26, 1994. Gables is a fully-integrated real estate company engaged in the multifamily apartment community management, development, construction, acquisition and disposition businesses. Gables also provides related brokerage and corporate rental housing services. Gables' third-party management businesses are conducted through two of its subsidiaries, Central Apartment Management, Inc. and East Apartment Management, Inc.

    As of December 31, 1999, the Trust was a 79.8% economic owner of the common equity of the Operating Partnership. The Trust controls the Operating Partnership through Gables GP, Inc. ("Gables GP"), a wholly-owned subsidiary of the Trust and the sole general partner of the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT or "UPREIT." The board of directors of Gables GP, the members of which are the same as the members of the Trust's board of trustees, manages the affairs of the Operating Partnership by directing the affairs of Gables GP. The Trust's limited partnership and indirect general partnership interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitle the Trust to vote on all matters requiring a vote of the limited partners. Generally, the other limited partners of the Operating Partnership are persons who contributed their direct or indirect interests in certain properties to the Operating Partnership, primarily in connection with the IPO, the South Florida acquisition and the Greystone acquisition (each as defined below). The Operating Partnership is obligated to redeem each common unit of limited partnership interest ("Unit") held by a person other than the Trust at the request of the holder for an amount equal to the fair market value of a share of the Trust's common shares at the time of such redemption, provided that the Trust, at its option, may elect to acquire each Unit presented for redemption for one common share or cash. Such limited partners' redemption rights are reflected in "limited partners' capital interest" in the accompanying consolidated balance sheets at the cash redemption amount at the balance sheet date. The Trust's percentage ownership interest in the Operating Partnership will increase with each redemption. In addition, whenever the Trust issues common shares or preferred shares, it is obligated to contribute any net proceeds to the Operating Partnership and the Operating Partnership is obligated to issue an equivalent number of common or preferred units, as applicable, to the Trust.

    Distributions to holders of Units are made to enable distributions to be made to the Trust's shareholders under its dividend policy. Federal income tax laws require the Trust to distribute 95% of its ordinary taxable income. The Operating Partnership makes distributions to the Trust to enable it to satisfy this requirement.

    As of December 31, 1999, Gables owned 79 completed multifamily apartment communities comprising 23,278 apartment homes, of which 38 were developed and 41 were acquired by Gables, and an indirect 25% general partner interest in two apartment communities developed by Gables comprising 663 apartment homes. Gables also owned three multifamily apartment communities under development at December 31, 1999 that are expected to comprise 940 apartment homes upon completion and an indirect 20% interest in eight apartment communities under development or in lease-up at December 31, 1999 that are expected to comprise 2,471 apartment homes upon completion.

As of December 31, 1999, Gables owned parcels of land for the future development of eleven apartment communities expected to comprise an estimated 2,433 apartment homes. There can be no assurance that Gables will develop these parcels of land. Additionally, Gables has contracts or options to acquire additional parcels of land. There can be no assurance that Gables will acquire these land parcels; however, it is Gables' intent to develop an apartment community on each of these parcels of land, if purchased.

2. PORTFOLIO ACQUISITIONS

    On April 1, 1998, Gables acquired the properties and operations of Trammell Crow Residential South Florida ("South Florida"), which consisted of fifteen multifamily apartment communities containing a total of 4,197 apartment homes, and all of South Florida's residential construction and development and third party management activities. In consideration for those properties and operations, Gables (1) paid $155.0 million in cash, (2) assumed $135.9 million of tax-exempt debt, and (3) issued 2,348 Units valued at $64.9 million. In addition, on January 1, 2000, Gables issued 470 Units valued at $10.4 million and paid cash of $0.3 million related to a deferred portion of the purchase price. The acquisition increased the size of Gables' portfolio under management on April 1, 1998 from 28,000 to 40,000 apartment homes.

    The South Florida acquisition was accounted for under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16. Accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values. The accompanying consolidated statements of operations include the operating results of South Florida since April 1, 1998, the closing date of the acquisition. The following unaudited pro forma information for the year ended December 31, 1998 has been prepared assuming the South Florida acquisition had been consummated on January 1, 1998. The unaudited pro forma information (1) includes the historical operating results of the properties and operations acquired and (2) does not purport to be indicative of the results which actually would have been obtained had the South Florida acquisition been consummated on January 1, 1998 or which may be attained in future periods.

	Years Ended December 31,
	1999	1998
Total revenues	$245,597	$227,428
Net income available to common unitholders	52,949	34,632
Per common Unit information:
Net income—basic	$1.64	$1.12
Net income—diluted	1.64	1.12

    In April, 1998, Gables acquired four multifamily apartment communities comprising a total of 913 apartment homes located in Houston, Texas ("Greystone"). In connection with that acquisition, Gables assumed $31.0 million of indebtedness at fair value and issued 665 Units valued at $18.0 million. In addition, in December, 1999, Gables issued 34 Units valued at $0.9 million related to a deferred portion of the purchase price that was contingent upon 1999 economic performance.

3. COMMON AND PREFERRED EQUITY ACTIVITY

Secondary Common Share Offerings

    Since the IPO, the Trust has issued a total of 14,831 common shares in eight offerings generating $347,771 in net proceeds which were generally used (1) to reduce outstanding indebtedness under interim financing vehicles utilized to fund development and acquisition activities and (2) for general working capital purposes, including funding of future development and acquisition activities.

Preferred Share Offerings

    On July 24, 1997, the Trust issued 4,600 shares of 8.30% Series A Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share). The net proceeds from this offering of $111.0 million were used to reduce outstanding indebtedness under interim financing vehicles. The Series A Preferred Shares may be redeemed by the Trust at $25.00 per share plus accrued and unpaid dividends on or after July 24, 2002. The Series A Preferred Shares have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Trust.

    On June 18, 1998, the Trust issued 180 shares of 5.0% Series Z Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share) in connection with the acquisition of a parcel of land for future development. The Series Z Preferred Shares may be redeemed by the Trust at any time for $25.00 per share plus accrued and unpaid dividends and are subject to mandatory redemption on June 18, 2018. The Series Z Preferred Shares are not subject to any sinking fund or convertible into any other securities of the Trust.

Issuances of Common Operating Partnership Units

    Since the IPO, the Operating Partnership has issued a total of 4,421 Units in connection with the South Florida acquisition, the Greystone acquisition, the acquisition of other operating apartment communities, and the acquisition of a parcel of land for future development.

Issuance of Preferred Operating Partnership Units

    On November 12, 1998, the Operating Partnership issued 2,000 of its 8.625% Series B Preferred Units to an institutional investor. The net proceeds from this issuance of $48.7 million were used to reduce outstanding indebtedness under interim financing vehicles. The Series B Preferred Units may be redeemed by the Trust at its option after November 14, 2003 and are exchangeable by the holder into 8.625% Series B Cumulative Redeemable Preferred Shares of the Trust on a one-for-one basis. This exchange right is generally not exercisable until after November 14, 2008. The Series B Preferred Units have no stated maturity, sinking fund, or mandatory redemption.

Common Equity Repurchase Program

    In 1999, Gables announced a common equity repurchase program pursuant to which the Trust is authorized to purchase up to $100 million of its outstanding common shares or Units. The Trust has repurchased shares from time to time in open market and privately negotiated transactions, depending on market prices and other conditions, using proceeds from sales of selected assets. Whenever the Trust repurchases common shares from shareholders, the Operating Partnership is required to redeem from the Trust an equivalent number of Units on the same terms and for the same aggregate price. After redemption, the Units redeemed by the Operating Partnership are no longer deemed outstanding.

Units have also been redeemed for cash upon their presentation for redemption by unitholders. As of December 31, 1999, Gables had redeemed 2,379 Units for a total of $55,935, including 2,131 Units redeemed from the Trust. At December 31, 1999, $1,168 was accrued for unsettled Unit redemptions from the Trust.

4. OTHER FINANCING ACTIVITY

Property Sales

    During 1999, Gables sold three apartment communities located in Atlanta comprising 676 apartment homes, two apartment communities located in Memphis comprising 490 apartment homes, one apartment community located in Houston comprising 412 apartment homes, and an outparcel of land from an existing development community located in Dallas. The net proceeds from these sales totaled $96.7 million and were used to pay down outstanding borrowings under interim financing vehicles and purchase common shares and Units under Gables' common equity repurchase program.

Gables Residential Apartment Portfolio Joint Venture

    On March 26, 1999, Gables entered into a joint venture agreement with an affiliate of J.P. Morgan Investment Management, Inc. ("J.P. Morgan"). Gables' economic ownership interest in the joint venture is currently 20%. The business purpose of the joint venture is to develop, own and operate eight multifamily apartment communities, located in four of Gables' nine markets. On March 26, 1999, Gables contributed its interest in seven of the development communities to the joint venture in return for (1) cash of $60,347 and (2) an initial capital account in the joint venture of $15,214. On December 2, 1999, Gables contributed its interest in the eighth development community to the joint venture in return for (1) cash of $4,774 and (2) an increase in the initial capital account in the joint venture of $1,233. As of the respective contribution dates, Gables (1) had commenced construction of four of the communities, (2) owned the land for the future development of three of the communities, and (3) owned the acquisition right for the land for the future development of one of the communities. The capital budget for the development of the eight communities is $238 million and is being funded with 50% equity and 50% debt. The equity component is being funded 80% by J.P. Morgan and 20% by Gables. Gables' portion of the equity is being funded through contributions of cash and property. As of December 31, 1999, Gables had funded $22.2 million of its budgeted $23.8 million equity commitment to the joint venture. Gables serves as the managing member of the venture and has responsibility for all day-to-day operating matters. Gables also serves as the property manager, developer and general contractor for construction activities.

5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

    Gables is a fully-integrated real estate company engaged in the multifamily apartment community management, development, construction, acquisition and disposition businesses. Gables also provides related brokerage and corporate rental housing services. Gables' operating performance relies predominantly on net operating income from the multifamily apartment communities it owns which are located in nine cities in Texas, Georgia, Florida and Tennessee.

Basis of Presentation

    The accompanying consolidated financial statements of Gables Realty Limited Partnership represent the consolidated accounts of Gables Realty Limited Partnership and its subsidiaries, including the management companies. Gables consolidates the financial statements of all entities in which it has a controlling financial interest, as that term is defined under generally accepted accounting principles ("GAAP"), through either majority voting interest or contractual agreements. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

    Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 presentation.

Use of Estimates

    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Real Estate Assets and Depreciation

    Real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. The cost of buildings and improvements includes interest, property taxes, insurance and allocated development overhead incurred during the construction period. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments are capitalized and depreciated over their useful lives. Depreciation is computed on a straight-line basis over the useful lives of the real estate assets with buildings and improvements depreciated over 19-40 years and furniture, fixtures and equipment depreciated over 5-10 years.

Investment in Joint Ventures

    Gables' 25% general partner interests in Arbors of Harbortown JV and Metropolitan Apartments JV and Gables' 20% interest in Gables Residential Apartment Portfolio JV are accounted for using the equity method of accounting.

Revenue Recognition

    Rental:  Gables leases its residential properties under operating leases with terms generally equal to one year or less. Rental income is recognized when earned, which materially approximates revenue recognition on a straight-line basis.

    Property management:  Gables provides property management services for properties in which it does not own a controlling interest. Income is recognized when earned.

    Development and construction services:  Gables provides development and construction services for properties in which it does not own a controlling interest. Income is recognized when earned on a percentage of completion basis.

Cash and Cash Equivalents

    For purposes of the statements of cash flows, all investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Restricted Cash

    Restricted cash is primarily comprised of residential security deposits, tax escrow funds, repairs and maintenance reserve funds and principal escrow bond funds.

Deferred Financing Costs and Amortization

    Deferred financing costs include fees and costs incurred to obtain financing and are capitalized and amortized over the terms of the related notes payable and written off upon their expiration.

Interest Rate Protection Agreements

    In the ordinary course of business, Gables is exposed to interest rate risks. Gables' senior management periodically seeks input from third party consultants regarding market interest rate and credit risk in order to evaluate its interest rate exposure. In certain situations, Gables may utilize derivative financial instruments in the form of rate caps, rate swaps or rate locks to hedge interest rate exposure by modifying the interest rate characteristics of related balance sheet instruments and prospective financing transactions. Gables does not utilize such instruments for trading or speculative purposes. Derivatives used as hedges must be effective at reducing the risk associated with the exposure being hedged, correlate in nominal amount, rate, and term with the balance sheet instrument being hedged, and be designated as a hedge at the inception of the derivative contract.

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

Property Management Expenses

    Gables manages its owned properties as well as properties owned by third parties for which Gables provides services for a fee. Property management expenses have been allocated between owned and third party properties in the accompanying statements of operations based on the proportionate number of owned and third party apartment homes managed by Gables during the applicable periods.

Income Taxes

    No federal or state income taxes are reflected in the accompanying financial statements since Gables Realty Limited Partnership is a partnership and its partners are required to include their respective share of profits and losses in their income tax returns. Gables provides management and other services through its management company subsidiaries. The taxable income of these management company subsidiaries, if any, is subject to tax at regular corporate rates. The tax attributes of these subsidiaries are immaterial to the accompanying consolidated financial statements.

Recent Accounting Pronouncements

    In June, 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued, establishing accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137, is effective for Gables beginning January 1, 2001. The impact of SFAS No. 133 on Gables' financial statements will depend on the extent, type and effectiveness of Gables' hedging activities. SFAS No. 133 could increase volatility in net income and other comprehensive income.

6. NOTES PAYABLE

    Notes payable consist of the following:

	December 31,
	1999	1998
Unsecured senior notes	$165,000	$165,000
Tax-exempt variable-rate notes payable	150,070	150,070
Secured conventional fixed-rate notes payable	123,641	125,546
Unsecured conventional fixed-rate notes payable	117,361	118,442
Tax-exempt fixed-rate notes payable	90,545	90,730
Unsecured variable-rate credit facilities	68,868	123,000
Unsecured variable-rate term loan	40,000	40,000

Total notes payable	$755,485	$812,788

Unsecured Senior Notes

    In March, 1998, Gables issued $100,000 of senior unsecured notes which bear interest at 6.80%, were priced to yield 6.84%, and mature in March, 2005. In October, 1998, Gables issued (1) $50,000 of senior unsecured notes which bear interest at 6.55%, were priced to yield 6.59%, and mature in October, 2000 and (2) $15,000 of senior unsecured notes which bear interest at 6.60%, were priced at par, and mature in October, 2001.

Tax-Exempt Variable-Rate Notes Payable Totaling $44,930

    At December 31, 1999 and 1998, the variable-rate mortgage notes payable securing tax-exempt bonds totaling $44,930 were comprised of four loans, each of which is collateralized by an apartment community included in real estate assets. These bonds bear interest at variable rates of interest, adjusted weekly based upon a negotiated rate. The interest rates in effect at December 31, 1999 and 1998 were 5.5% and 4.1%, respectively. Tax-exempt variable rates are, and historically have been, significantly higher at year-end than during the year. The effective interest rates were 3.3%, 3.5% and 3.7% for the years ended December 31, 1999, 1998 and 1997, respectively. The bonds are currently enhanced by four letters of credit provided by a letter of credit facility entered into in October, 1997. The fee for the letters of credit under this facility is 0.95% per annum. The letter of credit facility has an initial term of five years with unlimited one-year extension options. Gables has exercised the first of its one-year extension options resulting in a maturity date for the facility of October, 2003. Three of the underlying bond issues mature in December, 2007 and the fourth matures in August, 2024.

Tax-Exempt Variable-Rate Notes Payable Totaling $105,140

    On April 1, 1998, Gables assumed five bond issues totaling $105,140 in connection with the South Florida acquisition. At December 31, 1999 and 1998, the interest rates on these bonds ranged from 4.75% to 5.70% (weighted average of 5.31%) and 3.45% to 4.05% (weighted average of 3.81%), respectively. Tax-exempt variable rates are, and historically have been, significantly higher at year-end than during the year. Effective interest rates averaged 3.3% for the year ended December 31, 1999 and 3.6% for the period April 1, 1998 to December 31, 1998. These five bond issues are enhanced by letters of credit provided by a letter of credit facility entered into on April 1, 1998 (the "South Florida Enhancement Facility"). The fee for the letters of credit is 1.0% per annum. The South Florida Enhancement Facility has an initial term of 10 years with three five-year extension options and is collateralized by (1) each apartment community induced for tax-exempt financing for which a letter of credit is issued and outstanding and (2) two additional communities. The maturity dates of the underlying bond issues range from August, 2006 to September, 2008.

Secured Conventional Fixed-Rate Notes Payable

    At December 31, 1999 and 1998, the fixed-rate notes payable were comprised of nine loans collateralized by eleven apartment communities included in real estate assets. The interest rates on these notes payable range from 6.75% to 8.77% (weighted average of 7.80%) and the maturity dates range from December, 2000 to December, 2015. Principal amortization payments are required based on amortization schedules ranging from 25 to 30 years.

    In January, 2000, Gables prepaid one of the fixed-rate notes payable scheduled to mature in December, 2000 which had a balance of $3,583 at December 31, 1999 and bore interest at a rate of 8.16%.

Unsecured Conventional Fixed-Rate Notes Payable

    At December 31, 1999 and 1998, the unsecured fixed-rate notes payable were comprised of four loans. The interest rates on these notes payable range from 5.25% to 8.62% (weighted average of 8.32%) and the maturity dates range from December, 2002 to November, 2018. Principal amortization payments are required based on amortization schedules ranging from 20 to 30 years.

Tax-Exempt Fixed-Rate Notes Payable

    At December 31, 1999 and 1998, the tax-exempt fixed-rate indebtedness was comprised of five loans. One loan outstanding at December 31, 1999 and 1998 has a principal balance of $48,365 and is collateralized by three communities induced for tax-exempt financing and three additional communities. Principal amortization payments based on a 30-year amortization schedule are required on a monthly basis. These payments are retained in an escrow account and are not applied to reduce the outstanding principal balance of the loan. Principal payments through December 31, 1999 and 1998 are included in restricted cash in the accompanying balance sheets. The note payable bears interest at 6.38% and matures in August, 2004. The three underlying tax-exempt bond issues mature in August, 2024. The second loan, with an outstanding principal balance of $11,470 and $11,630 as of December 31, 1999 and 1998, respectively, represents a tax-exempt bond financing secured by one apartment community. The bond issue, which has a maturity of January, 2025, was credit enhanced for an annual fee of 0.60% and bears interest at 7.03%. Monthly escrow payments are required each year based on the annual principal payment due to the bondholders.

    On April 1, 1998, Gables assumed three bond issues totaling $30,735 in connection with the South Florida acquisition. Such bonds have an outstanding principal balance of $30,710 at December 31, 1999. Two of the bond issues bear interest at 4.75% and are enhanced by letters of credit provided by the South Florida Enhancement Facility previously described. The third bond issue, which initially bore interest at 5.75%, was refunded in May, 1999 to a fixed rate of 4.65% and is now enhanced by the South Florida Enhancement Facility. The maturity dates of the three bond issues range from February, 2004 to April, 2009. The bonds do not require principal amortization payments.

$225 Million Credit Facility

    Gables has a $225 million unsecured revolving credit facility that is provided by a consortium of banks. The facility currently has a maturity date of May, 2002 with two one-year extension options. Borrowings under the facility currently bear interest at Gables' option of LIBOR plus 0.95% or prime minus 0.25%. Such scheduled interest rates may be adjusted up or down based on changes in Gables' senior unsecured credit ratings. Gables may also enter into competitive bid loans with participating banks for up to $112.5 million at rates below the scheduled rates. In addition, there is an annual facility fee equal to 0.15% of the $225 million commitment. Gables' availability under the facility is based on the value of Gables' unencumbered real estate assets as compared to the amount of Gables' unsecured indebtedness. As of December 31, 1999, Gables had $44,000 in borrowings outstanding under the facility and, therefore, had $181,000 of remaining capacity on the $225 million commitment. As of December 31, 1998, Gables had $110,000 in borrowings outstanding under the facility.

$25 Million Credit Facility

    Gables has a $25 million unsecured revolving credit facility with a bank that currently bears interest at LIBOR plus 0.95%. Gables expects to exercise one of its unlimited one-year extension options prior to the facility's current maturity in October, 2000. Gables had no borrowings outstanding under this facility at December 31, 1999 or 1998.

$25 Million Borrowing Facility

    Gables has a $25 million unsecured borrowing facility with a bank. The interest rate and maturity date related to each draw on this facility is agreed to between Gables and the bank prior to each draw. Gables expects the facility, which currently matures in April, 2000, to be renewed for an additional one-year term at maturity. At December 31, 1999 and 1998, Gables had $24,868 and $13,000, respectively, in borrowings outstanding under this facility at an interest rate of 6.0%.

Unsecured Variable-Rate Term Loan

    At December 31, 1999 and 1998, Gables had a $40,000 unsecured variable-rate term loan which bears interest at Gables' option of LIBOR plus 0.80% or prime minus 0.25%. This loan matures on November 22, 2001.

Restrictive Covenants

    Certain of Gables' debt agreements contain customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions in excess of stated amounts, which in turn restricts the Trust's discretion to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 95% of its consolidated income available for distribution (as defined in the related agreement) exclusive of distributions of capital gains for such year. The applicable debt agreements contain exceptions to these limitations to allow the Operating Partnership to make any distributions necessary to allow the Trust to maintain its status as a REIT. Gables does not anticipate that this provision will adversely effect the ability of the Operating Partnership to make distributions or the Trust's ability to declare dividends as currently anticipated.

    The tax-exempt bonds contain certain covenants which require a certain percentage of the apartments in such communities be rented to individuals based upon income levels specified by U.S. government programs, as defined.

Maturities

    The aggregate maturities of notes payable at December 31, 1999 are as follows:

2000	$81,780
2001	58,600
2002	130,280
2003	65,602
2004	79,383
2005 and thereafter	339,840

$755,485

Joint Venture Indebtedness

    The Arbors of Harbortown apartment community secures a $16.4 million tax-exempt bond obligation, which is recourse to Gables up to $1.0 million, bears interest at a variable low-floater rate, has a maturity date of April, 2013, and is payable in monthly installments of interest only. The recourse amount is fully cash-collateralized and held by the Arbors of Harbortown JV. The credit enhancement for the bond obligation expires in May, 2001.

    The Metropolitan Uptown apartment community secures a conventional fixed-rate loan with $17.7 million outstanding at December 31, 1999, 25% of which has been guaranteed by Gables. The loan has a maturity date of December 31, 2002 and bears interest at a rate of 7.18%.

    Each of the eight development communities owned by the Gables Residential Apartment Portfolio JV is secured by a construction loan with committed funding equal to 50% of the total budgeted development costs. The construction loans have an initial maturity of March 25, 2002 with two one-year extension options. As of December 31, 1999, there was an aggregate $60.0 million of indebtedness outstanding under these construction loans which currently bear interest at LIBOR plus 1.65%.

Interest Rate Protection Agreements

    The terms of the two interest rate protection agreements in place at December 31, 1999 are as follows:

Description of Agreement	Notional Amount	Strike Price		Effective Date	Termination Date
LIBOR, 30-day-"Knock-out Rate Swap"	25,000	5.76%	(a)	02/27/98	02/27/00
LIBOR, 30-day-"Rate Swap"	40,000	4.79%	(a)	11/30/98	09/29/00

  (a)
  The 30-day LIBOR rate in effect at December 31, 1999 was 6.49%.

Pledged Assets

    The aggregate net book value at December 31, 1999 of real estate assets pledged as collateral for indebtedness was $469,429.

7. COMMITMENTS AND CONTINGENCIES

Office Leases

    Gables is party to office operating leases with various terms. Future minimum lease payments and rent expense for such leases are not material.

Contingencies

    The various entities comprising Gables are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on the financial position or results of its operations.

8. EXTRAORDINARY LOSS

    Extraordinary loss of $712 for the year ended December 31, 1997 represents (1) the write-off of unamortized deferred financing costs and prepaid credit enhancement fees associated with the defeasance of the tax-exempt bond financing encumbering a property that was sold in January, 1997, and (2) the write-off of unamortized deferred financing costs associated with the February 28, 1997 retirement of a conventional mortgage note payable scheduled to mature on September 1, 1997.

9. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    Disclosure about the estimated fair value of financial instruments is based on pertinent information available to management as of December 31, 1999. Such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

Cash Equivalents

    Gables estimates that the fair value of cash equivalents approximates carrying value due to the relatively short maturity of these instruments.

Notes Payable

    Gables estimates that the fair value of notes payable approximates carrying value based upon its effective current borrowing rate for issuance of debt with similar terms and remaining maturities.

Interest Rate Protection Agreements

    The estimated fair value of the two interest rate swap agreements is $460 at December 31, 1999. The estimated fair value for these agreements is based on the value of cash flows arising in the difference in the strike price per the agreements and projected LIBOR rates over the remaining term of these agreements.

10. EARNINGS PER UNIT

    Basic earnings per Unit are computed based on net income available to common unitholders and the weighted average number of common Units outstanding. Diluted earnings per Unit reflect the assumed issuance of common Units under the Trust's share option and incentive plan and upon settlement of long-term liability, as applicable. The numerator and denominator used for both basic and diluted earnings per Unit computations are as follows:

	Years Ended December 31,
	1999	1998	1997
Basic and diluted income available to common unitholders (numerator):
Income before extraordinary loss—basic	$52,949	$35,182	$36,102
Amortization of discount on long-term liability	686	—	—

Income before extraordinary loss—diluted	$53,635	$35,182	$36,102

Net income—basic	$52,949	$35,182	$35,390
Amortization of discount on long-term liability	686	—	—

Net income—diluted	$53,635	$35,182	$35,390

Common Units (denominator):
Average Units outstanding—basic	32,277	30,212	23,441
Issuance of Units upon settlement of long-term liability	470	—	—
Incremental Units from assumed conversions of:
Stock options	41	128	150
Other	8	—	—

Average Units outstanding—diluted	32,796	30,340	23,591

    For the year ended December 31, 1998, 506 Units issuable upon settlement of long-term liability were not included in diluted earnings per Unit because the effect was anti-dilutive.

    Options to purchase 1,557 and 1,279 shares were outstanding at December 31, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per Unit because the effect was anti-dilutive.

11. SEGMENT REPORTING

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

    Gables owns, operates and develops multifamily apartment communities in nine major markets located in Texas, Georgia, Florida and Tennessee. These apartment communities generate rental revenue and other income through the leasing of apartment homes to a diverse base of residents. Gables evaluates the performance of each of its apartment communities on an individual basis. However, because each of the apartment communities has similar economic characteristics, residents, and products and services, they have been aggregated into one reportable segment. These segments comprise 95%, 96% and 96% of Gables' total revenues for the years ended December 31, 1999, 1998 and 1997, respectively.

    The primary financial measure for Gables' reportable business segment is net operating income ("NOI"), which represents total property revenues less property operating and maintenance expenses (as reflected in the accompanying statements of operations). Accordingly, NOI excludes certain expenses included in the determination of net income. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. The NOI yield or return on total capitalized costs is an additional measure of financial performance. NOI from apartment communities totaled $155,121, $138,778, and $91,101 for the years ended December 31, 1999, 1998 and 1997, respectively. All other segment measurements are disclosed in Gables' consolidated financial statements.

    Gables also provides management, brokerage, corporate apartment home and development and construction services to third parties. These operations, on an individual and aggregate basis, do not meet the quantitative thresholds for segment reporting per SFAS No. 131.

12. PROFIT SHARING PLAN

    Eligible employees of Gables may participate in a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code. Under the plan, employees may defer a portion of their salary on a pre-tax basis. Gables also has the discretion to make matching contributions, currently equal to 50% of an employee's first 4% salary deferral contribution. Expenses under this plan for the years ended December 31, 1999, 1998 and 1997 were not material.

    During January, 1996, Gables added the Gables Residential Trust Stock Fund as an investment option for the plan. The fund is comprised of the Trust's common shares. In connection with the addition of this fund to the plan, 100 common shares were registered for issuance under the plan. The plan trustee will purchase the Trust's common shares for the fund at the direction of the plan investment committee, either on the open market or directly from the Trust.

13. DISTRIBUTIONS AND SHARE BUILDER PLAN

    Gables has declared and paid distributions to common unitholders for the years ended December 31, 1999, 1998 and 1997 as follows:

Year	Per Unit Distributions
1999	$2.08
1998	$2.02
1997	$1.98

    In January, 1995, the Trust adopted a dividend reinvestment and share purchase program pursuant to which shareholders could elect to reinvest dividends in additional common shares at a 2% discount to the then current market price of common shares and purchase additional common shares for cash (up to $20 per quarter) at 100% of the then current market price (the "Share Builder Plan").

    As of December 31, 1999, the Trust had issued all of the 500 shares registered for issuance under the Share Builder Plan. Given the Trust's current capital market strategy to repurchase shares under its common equity repurchase program, the Trust has resolved not to establish a new Share Builder Plan at this time. Accordingly, effective with the first quarter dividend payable on March 31, 2000, shareholders will no longer have a dividend reinvestment option available.

14. 1994 SHARE OPTION AND INCENTIVE PLAN

    The Trust adopted the 1994 Share Option and Incentive Plan to provide incentives to officers, employees and non-employee trustees. The plan provides for the grant of options to purchase a specified number of common shares or the grant of restricted or unrestricted common shares. The total number of shares reserved for issuance under the plan, as amended, is the greater of 2,953 shares or 9% of the total number of outstanding common shares and Units. At December 31, 1999, the number of shares reserved for issuance was 2,953. The number of common shares which may be issued as restricted or unrestricted shares is equal to 50% of the number of shares available for issuance under the plan at such time. The Operating Partnership will issue a Unit for each common share of the Trust issued under the plan.

    To date, options have been granted in two or more series during each of 1994 through 1999 with an exercise price equal to the fair value of the Trust's common shares on the dates the options were granted. The options granted are generally exercisable in installments over three years, beginning one year after the date of grant. At December 31, 1999, 2,051 common shares are subject to outstanding options granted to the Trust's officers, employees and trustees. These outstanding options have exercise prices ranging from $19.125 to $27.625 and a weighted average remaining contractual life of 7.8 years at December 31, 1999.

    A summary of the options activity for the years ended December 31, 1999, 1998 and 1997 is as follows:

	1999		1998		1997
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,022	$25.39	937	$22.59	904	$21.82
Granted	210	23.88	1,305	27.01	235	25.04
Forfeited	(125)	26.08	(56)	25.63	(55)	22.91
Exercised	(56)	21.96	(164)	22.18	(147)	21.62

Outstanding at end of year	2,051	$25.29	2,022	$25.39	937	$22.59

Exercisable at end of year	926	$24.06	608	$22.48	550	$21.72

    Gables accounts for stock options issued under the plan in accordance with APB Opinion No. 25 "Accounting for Stock Issued to Employees" under which no compensation cost has been recognized since all options have been granted with an exercise price equal to the fair value of the Trust's common shares on the date of grant. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123 (SFAS 123) "Accounting for Stock-Based

Compensation," Gables' net income and earnings per Unit would have been reduced to the following pro forma amounts:

		1999	1998	1997
Net income available to common unitholders:	As Reported	$52,949	$35,182	$35,390
	Pro Forma	52,086	34,639	35,130
Basic earnings per Unit:	As Reported	$1.64	$1.16	$1.51
	Pro Forma	1.61	1.14	1.50
Diluted earnings per Unit:	As Reported	$1.64	$1.16	$1.50
	Pro Forma	1.61	1.14	1.49

    Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

    The weighted average fair value of options granted is $2.36, $1.92 and $2.14 for 1999, 1998 and 1997, respectively. The fair value of each option grant as of the date of grant has been estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 1999, 1998 and 1997, respectively: risk free interest rates of 5.69%, 4.84% and 6.45%; expected lives of 6.86, 6.39 and 3.91; dividend yields of 8.88%, 7.55% and 7.99%, and expected volatility of 25%, 18% and 18%.

    The Trust has made the following grants of restricted shares and unrestricted shares under the plan:

Grant Date	Unrestricted Shares Granted	Restricted Shares Granted	Per Share Grant Value	Vesting Period for Restricted Shares
2-97	23	46	$25.8750	Two equal annual installments, beginning 1-1-98
2-98	13	40	26.6875	Three equal annual installments, beginning 1-1-99
4-98	3	9	27.0625	Three equal annual installments, beginning 4-1-99
2-99	11	34	23.2500	Three equal annual installments, beginning 1-1-00
2-99	5	9	23.2500	Two equal annual installments, beginning 1-1-00
4-99	9	19	21.9375	Two equal annual installments, beginning 4-1-00
11-99	2	16	24.6250	One installment, on 12-1-02
1-00	12	36	22.6250	Three equal annual installments, beginning 1-1-01
3-00	6	20	21.8750	Three equal annual installments, beginning 1-1-01
3-00	3	5	21.8750	Two equal annual installments, beginning 1-1-01

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

15. SEVERANCE COSTS

    During 1999, Gables incurred severance costs associated with organizational changes resulting from management succession directives, including the resignation of the former chairman and chief executive officer effective January 1, 2000 and the resignation of the former chief operating officer effective

May 21, 1999. The following is a summary of the activity that occurred during 1999 with respect to severance costs and the amount that is included in accounts payable and accrued expenses at December 31, 1999:

Severance costs accrued at December 31, 1998	$—
Severance costs expensed in 1999	2,800
Severance costs paid in 1999	(1,440	)(a)

Severance costs accrued at December 31, 1999	$1,360	(b)

  (a)
  Severance costs paid in 1999 include $214 of deferred compensation related to the accelerated vesting of restricted shares unvested at the effective date of separation.

  (b)
  The severance costs accrued at December 31, 1999 relate to the resignation of the former chairman and chief executive officer and will be paid in 2000.

16. RELATED PARTY TRANSACTIONS

    Gables provides management services to the joint ventures in which Gables has an ownership interest and management fees recognized for such services were $347, $225, and $241 for the years ended December 31, 1999, 1998, and 1997, respectively. Gables also provides development and construction services to the Gables Residential Apartment Portfolio JV and has recognized net development revenues of $2,495 for the year ended December 31, 1999 for such services.

17. QUARTERLY FINANCIAL INFORMATION (Unaudited)

    Quarterly financial information for the years ended December 31, 1999 and 1998 is as follows:

	Year Ended December 31, 1999
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$60,641	$61,240	$62,860	$60,856
Gain on sale of real estate assets	666	—	4,019	4,179
Severance costs	(2,000)	—	—	(800)
Net income	12,504	14,517	19,402	20,609
Net income available to common unitholders	8,983	10,997	15,882	17,087
Net income per common Unit—basic	0.27	0.34	0.49	0.54
Net income per common Unit—diluted	0.27	0.34	0.49	0.54

	Year Ended December 31, 1998
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$41,627	$56,387	$59,429	$59,957
Loss on treasury locks	(1,811)	(199)	(3,627)	—
Net income	9,198	11,706	10,086	14,444
Net income available to common unitholders	6,812	9,312	7,644	11,414
Net income per common Unit—basic	0.26	0.32	0.23	0.35
Net income per common Unit—diluted	0.26	0.32	0.23	0.35

Schedule III

Gables Realty Limited Partnership
Real Estate Investments and Accumulated Depreciation as of December 31, 1999 (Dollars in Thousands)

					Gross Amount at Which Carried at Close of Period
		Initial Costs to Gables
				Costs Capitalized Subsequent To Acquisition						Year Original Construction Complete
Property Type and Location	Related Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total		Accumulated Depreciation		Year Gables Acquired
									(1)		(2)
Completed Apartment Communities:
Houston, TX	$71,749	$57,664	$177,441	$126,846	$58,806	$303,145	$361,951		$49,248	1981-1998	1987-1998
Atlanta, GA	78,576	62,033	86,145	191,892	62,264	277,806	340,070		46,591	1945-1998	1983-1997
Boca Raton, FL	135,850	56,079	302,171	7,329	56,079	309,500	365,579		17,197	1984-1998	1998
Dallas, TX	13,676	16,306	46,050	61,652	16,307	107,701	124,008		14,830	1985-1996	1993-1997
Austin, TX	—	9,988	32,242	59,869	9,988	92,111	102,099		8,349	1992-1998	1992-1998
Memphis, TN	29,474	4,177	23,674	27,320	4,177	50,994	55,171		12,255	1986-1996	1985-1996
Nashville, TN	34,931	4,032	—	57,520	4,087	57,465	61,552		17,784	1987-1996	1985-1994
San Antonio, TX	—	2,839	—	25,374	2,839	25,374	28,213		3,977	1995-1996	1994
Orlando, FL	—	5,712	—	45,406	5,751	45,367	51,118		2,016	1998-1999	1996

Total	$364,256	$218,830	$667,723	$603,208	$220,298	$1,269,463	$1,489,761		$172,247

Apartment Communities Under Construction:
Dallas, TX	$—	$10,561	$—	$3,723	$10,561	$3,723	$14,284		$—	n/a	1997-1999
Orlando, FL	—	9,128	—	14,572	9,128	14,572	23,700		—	n/a	1998

Total	$—	$19,689	$—	$18,295	$19,689	$18,295	$37,984		$—

Land Held for Future Development of Apartment Communities:
Houston, TX	$—	$7,851	$—	$—	$7,851	$—	$7,851		$—	n/a	1998
Atlanta, GA	—	16,504	—	—	16,504	—	16,504		—	n/a	1997-1998
Dallas, TX	—	12,015	—	—	12,015	—	12,015		—	n/a	1994-1999
Memphis, TN	—	606	—	—	606	—	606		—	n/a	1996
San Antonio, TX	—	1,192	—	—	1,192	—	1,192		—	n/a	1994

Total	$—	$38,168	$—	$—	$38,168	$—	$38,168		$—

Grand Totals	$364,256	$276,687	$667,723	$621,503	$278,155	$1,287,758	$1,565,913	(3)	$172,247

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

(3)
Excludes Gables' investment in joint ventures totaling $23,471.

Schedule III

Gables Realty Limited Partnership

Real Estate Investments and Accumulated Depreciation
as of December 31, 1999

(Dollars in Thousands)

    A summary of activity for real estate investments and accumulated depreciation is as follows:

	Years ended December 31,
	1999	1998	1997
Real estate investments:
Balance, beginning of year	$1,681,961	$1,056,228	$784,600
Additions:
Acquisitions, including renovation expenditures	7,660	462,237	179,346
Development costs incurred, including related land acquisitions	41,829	155,541	96,551
Capital expenditures for completed communities	10,037	7,955	4,878

Total additions	59,526	625,733	280,775
Contribution to Gables Residential Apartment Portfolio JV	(76,280)	—	—
Sales	(99,294)	—	(9,147)

Balance, end of year(1)	$1,565,913	$1,681,961	$1,056,228

Accumulated depreciation:
Balance, beginning of year	$138,239	$98,236	$74,903
Depreciation	45,454	40,003	24,655
Sales	(11,446)	—	(1,322)

Balance, end of year	$172,247	$138,239	$98,236

Reconciliation of depreciation above to statements of operations:
Depreciation in rollforward of accumulated depreciation above	$45,454	$40,003	$24,655
Amortization of prepaid land lease payments(2)	84	84	57

Real estate asset depreciation and amortization expense reflected in the accompanying statements of operations.	$45,538	$40,087	$24,712

(1)
Excludes Gables' investment in joint ventures totaling $23,471, $161, and $210 for the years ended December 31, 1999, 1998, and 1997, respectively.

(2)
Gables has leased two parcels of land pursuant to two long-term land lease agreements. The prepaid lease payments, net of accumulated amortization, are included in other assets in the accompanying balance sheets.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
  ITEM 1. BUSINESS
  Introduction
  Business Objectives and Strategy
  The Management Companies
  Competition
  Environmental Matters
  Costs of Compliance with Americans with Disabilities Act and Similar Laws
  Insurance
  Employees
  Tax Matters
  Policies with Respect to Significant Business Activities
  Risk Factors
  ITEM 2. PROPERTIES
Completed Community Features as of December 31, 1999
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL AND OPERATING INFORMATION
GABLES REALTY LIMITED PARTNERSHIP SELECTED FINANCIAL AND OPERATING INFORMATION
NOTES TO SELECTED FINANCIAL AND OPERATING INFORMATION
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Amounts in Thousands, Except Property and Per Unit Data)
  Business Objectives and Strategy
  Forward-Looking Statements
  Portfolio Acquisitions
  Common and Preferred Equity Activity
  Other Financing Activity
  Results of Operations
  Liquidity and Capital Resources
  Inflation
  Certain Factors Affecting Future Operating Results
  Recent Accounting Pronouncements
  Year 2000
  SUPPLEMENTAL DISCUSSION—Funds From Operations and Adjusted Funds From Operations
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE AND REPORTS ON FORM 8-K
  14(a)(1) and (2) Financial Statements and Schedule
  14(a)(3) Exhibits
  14(b) Reports on Form 8-K
  14(c) Exhibits
SIGNATURES
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS