Form 10-Q
period 2000-03-31
GABLES REALTY LIMITED PARTNERSHIP
filed 2000-05-11
CIK 1039797

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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


Part I    FINANCIAL INFORMATION                                           Page

          Item 1: Financial Statements

                  Consolidated Balance Sheets as of
                  March 31, 2000 and December 31, 1999                      3

                  Consolidated Statements of Operations for the
                  three months ended March 31, 2000 and 1999                4

                  Consolidated Statements of Cash Flows for the
                  three months ended March 31, 2000 and 1999                5

                  Notes to Consolidated Financial Statements                6

          Item 2: Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            11

          Item 3: Quantitative and Qualitative Disclosures
                  About Market Risk                                        25


Part II   OTHER INFORMATION                                                26

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

PART I. - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                        GABLES REALTY LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in Thousands, Except Per Unit Data)

                                                                                  March 31,         December 31,
                                                                                    2000               1999
                                                                                 ------------       ------------
                                                                                  (Unaudited)
ASSETS:
Real estate assets:
   Land                                                                          $  220,298          $  220,298
   Buildings                                                                      1,179,530           1,177,628
   Furniture, fixtures and equipment                                                 93,669              91,835
   Construction in progress                                                          50,359              37,984
   Investment in joint ventures                                                      24,335              23,471
   Land held for future development                                                  38,163              38,168
                                                                                 ------------       ------------
      Real estate assets before accumulated depreciation                          1,606,354           1,589,384
   Less:  accumulated depreciation                                                 (183,093)           (172,247)
                                                                                 ------------       ------------
     Net real estate assets                                                       1,423,261           1,417,137

Cash and cash equivalents                                                             2,453               7,963
Restricted cash                                                                       7,926               8,871
Deferred financing costs, net                                                         3,757               4,007
Other assets, net                                                                    36,162              33,386
                                                                                 ------------       -----------
     Total assets                                                                $1,473,559          $1,471,364
                                                                                 ============       ============

LIABILITIES AND PARTNERS' CAPITAL:
Notes payable                                                                    $  785,287          $  755,485
Accrued interest payable                                                              3,127               5,949
Preferred distributions payable                                                       1,018                 962
Real estate taxes payable                                                             7,113              16,824
Accounts payable and accrued expenses - construction                                  4,443               5,555
Accounts payable and accrued expenses - operating                                    11,663              11,240
Security deposits                                                                     4,491               4,395
Other liability, net                                                                      -              10,693
                                                                                 ------------       ------------
     Total liabilities                                                              817,142             811,103

Limited partners' common capital interest (6,670 and 6,234 common Units),
  at redemption value                                                               150,942             136,757
Preferred partners' capital interest (180 Series Z Preferred Units),
  at $25.00 liquidation preference                                                    4,500               4,500

Commitments and contingencies

Partners' capital:
  General partner (310 and 309 common Units)                                          5,172               5,154
  Limited partner (24,018 and 24,361 common Units)                                  330,803             348,850
  Preferred partners (4,600 Series A Preferred Units and
     2,000 Series B Preferred Units), at $25.00 liquidation preference              165,000             165,000
                                                                                 ----------         ------------
     Total partners' capital                                                        500,975             519,004
                                                                                 ----------         ------------
     Total liabilities, partners' capital interest and partners' capital         $1,473,559         $ 1,471,364
                                                                                 ==========         ============


 The accompanying notes are an integral part of these consolidated balance sheets.

Page 4


                        GABLES REALTY LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited and Amounts in Thousands, Except Per Unit Data)




                                                                                   Three Months Ended March 31,
                                                                                     2000              1999
                                                                                 ----------         -----------
REVENUES:
Rental revenues                                                                  $  54,398           $ 55,537
Other property revenues                                                              2,943              2,864
                                                                                 ----------         -----------
     Total property revenues                                                        57,341             58,401
                                                                                 ----------         -----------

Property management revenues                                                         1,217              1,265
Development revenues, net                                                              696                445
Equity in income of joint ventures                                                      81                 79
Interest income                                                                        199                120
Other                                                                                  992                331
                                                                                 ----------         -----------
     Total other revenues                                                            3,185              2,240
                                                                                 ----------         -----------

     Total revenues                                                                 60,526             60,641
                                                                                 ----------         -----------


EXPENSES:
Property operating and maintenance
  (exclusive of items shown separately below)                                       18,571             20,100
Real estate asset depreciation and amortization                                     10,845             11,809
Property management - owned                                                          1,460              1,204
Property management - third party                                                    1,020                862
Interest expense and credit enhancement fees                                        11,035             10,803
Amortization of deferred financing costs                                               251                227
General and administrative                                                           2,169              1,680
Severance costs                                                                          -              2,000
Corporate asset depreciation and amortization                                          150                118
                                                                                 ----------         -----------
     Total expenses                                                                 45,501             48,803
                                                                                 ----------         -----------

Gain on sale of real estate assets                                                       -                666

Net income                                                                          15,025             12,504

Dividends to preferred unitholders                                                  (3,521)            (3,521)
                                                                                 ----------         -----------

Net income available to common unitholders                                         $11,504            $ 8,983
                                                                                 ==========         ===========

Weighted average number of common Units outstanding - basic                         31,161             32,771
Weighted average number of common Units outstanding - diluted                       31,179             32,801

PER COMMON UNIT INFORMATION:
Net income - basic                                                                  $ 0.37             $ 0.27
Net income - diluted                                                                $ 0.37             $ 0.27



  The accompanying notes are an integral part of these consolidated statements.

Page 5

                        GABLES REALTY LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           (Unaudited and Amounts in Thousands, Except Per Unit Data)


                                                                                   Three Months Ended March 31,
                                                                                       2000             1999
                                                                                   ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $ 15,025            $12,504
Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization                                                     11,246             12,154
   Equity in income of joint ventures                                                   (81)               (79)
   Gain on sale of real estate assets                                                     -               (666)
   Long-term compensation expense                                                       274                182
   Amortization of discount on long-term liability                                        -                192
   Operating distributions received from joint ventures                                 296                110
   Change in operating assets and liabilities:
     Restricted cash                                                                  1,128              1,594
     Other assets                                                                        73             (2,704)
     Other liabilities, net                                                         (12,279)            (7,491)
                                                                                   ---------          ---------
          Net cash provided by operating activities                                  15,682             15,796
                                                                                   ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition and construction of real estate assets                                  (19,913)           (33,502)
Net proceeds from sale of real estate assets                                              -             19,014
Investment in joint ventures                                                         (1,079)                 -
Proceeds from contribution of real estate assets to joint venture                         -             60,347
                                                                                   ---------          ---------
     Net cash (used in) provided by investing activities                            (20,992)            45,859
                                                                                   ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from the Trust related to:
  Proceeds from the exercise of share options                                             7                 29
  Share Builder Plan contributions                                                        -              2,202
Unit redemptions and Unit redemptions related to treasury share purchases            (9,793)               (49)
Payments of deferred financing costs                                                    (25)               (46)
Notes payable proceeds                                                               34,299              2,500
Notes payable repayments                                                             (4,497)           (45,070)
Principal escrow deposits                                                              (183)              (174)
Preferred distributions paid                                                         (3,465)            (3,465)
Common distributions paid ($0.53 and $0.51 per Unit, respectively)                  (16,543)           (16,733)
                                                                                   ---------          ---------
     Net cash used in financing activities                                             (200)           (60,806)
                                                                                   ---------          ---------

Net change in cash and cash equivalents                                              (5,510)               849
Cash and cash equivalents, beginning of period                                        7,963              7,054
                                                                                   ---------          ---------
Cash and cash equivalents, end of period                                            $ 2,453            $ 7,903
                                                                                   =========          =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                              $15,248            $13,636
Interest capitalized                                                                  1,856              2,687
                                                                                   ---------          ---------
Cash paid for interest, net of amounts capitalized                                  $13,392            $10,949
                                                                                   =========          =========


  The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Unit Data)
-------------------------------------------------------------------------------

     Unless the context otherwise requires, all references to "we", "our" or "us" in this report refer collectively to Gables Realty Limited Partnership and its subsidiaries.

1.  ORGANIZATION AND FORMATION

     Gables Realty Limited Partnership (the "Operating Partnership") is the entity through which Gables Residential Trust (the "Trust"), a real estate investment trust (a "REIT"), conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. The Trust was formed in 1993 under Maryland law to continue and expand the operations of its privately owned predecessor organization. The Trust completed its initial public offering on January 26, 1994.

     We are a fully-integrated real estate company engaged in the multifamily apartment community management, development, construction, acquisition and disposition businesses. We also provide related brokerage and corporate rental housing services. Prior to March 31, 2000, our third-party management businesses were conducted through two of our subsidiaries, Central Apartment Management, Inc. and East Apartment Management, Inc. Effective March 31, 2000, Central Apartment Management, Inc. changed its name to Gables Residential Services, Inc., and East Apartment Management, Inc. was merged into Gables Residential Services.

     As of March 31, 2000, the Trust was a 78.5% economic owner of our common equity. The Trust controls us through Gables GP, Inc. ("Gables GP"), a wholly-owned subsidiary of the Trust and our sole general partner. This structure is commonly referred to as an umbrella partnership REIT or "UPREIT." The board of directors of Gables GP, the members of which are the same as the members of the Trust's board of trustees, manages our affairs by directing the affairs of Gables GP. The Trust's limited partnership and indirect general partnership interests in us entitle it to share in our cash distributions, and in our profits and losses in proportion to its ownership interest therein and entitles the Trust to vote on all matters requiring a vote of the limited partners. Generally, our other limited partners are persons who contributed their direct or indirect interests in certain of our properties primarily in connection with the IPO and the 1998 acquisition of the properties and operations of Trammell Crow Residential South Florida ("South Florida"). We are obligated to redeem each common unit of limited partnership interest ("Unit") held by a person other than the Trust at the request of the holder for an amount equal to the fair market value of a share of the Trust's common shares at the time of such redemption, provided that the Trust, at its option, may elect to acquire each Unit presented for redemption for one common share or cash. Such limited partners' redemption rights are reflected in "limited partners' capital interest" in our accompanying consolidated balance sheets at the cash redemption amount at the balance sheet date. The Trust's percentage ownership interest in us will increase with each redemption. In addition, whenever the Trust issues common shares or preferred shares, it is obligated to contribute any net proceeds to us and we are obligated to issue an equivalent number of common or preferred units, as applicable, to the Trust.

     Distributions to holders of Units are made to enable distributions to be made to the Trust's shareholders under its dividend policy. Federal income tax laws require the Trust to distribute 95% of its ordinary taxable income. We make distributions to the Trust to enable it to satisfy this requirement.

     As of March 31, 2000, we owned 79 completed multifamily apartment communities comprising 23,278 apartment homes, of which 38 were developed and 41 were acquired, and an indirect 25% general partner interest in two apartment communities developed by us comprising 663 apartment homes. We also owned three multifamily apartment communities under development at March 31, 2000 that are expected to comprise 940 apartment homes upon completion and an indirect 20% interest in eight apartment communities under development or in lease-up at March 31, 2000 that are expected to comprise 2,471 apartment homes upon completion. As of March 31, 2000, we owned parcels of land for the future development of twelve apartment communities expected to comprise an estimated 2,616 apartment homes. There can be no assurance that we will develop these parcels of land. Additionally, we have contracts or options to acquire additional parcels of land. There can be no assurance that we will acquire these land parcels; however, it is our intent to develop an apartment community on each of these parcels of land, if purchased.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT
(Unaudited and Amounts in Thousands, Except Property and Per Unit Data)
-------------------------------------------------------------------------------

2.  COMMON AND PREFERRED EQUITY ACTIVITY

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

Preferred Share Offerings

     On July 24, 1997, the Trust issued 4,600 shares of 8.30% Series A Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share). The net proceeds from this offering of $111.0 million were used to reduce outstanding indebtedness under interim financing vehicles. The Series A Preferred Shares may be redeemed at $25.00 per share plus accrued and unpaid dividends on or after July 24, 2002. The Series A Preferred Shares have no stated maturity, sinking fund, or mandatory redemption and are not convertible into any other securities of the Trust.

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

Issuances of Common Operating Partnership Units

     Since the IPO, we have issued a total of 4,421 Units in connection with the South Florida acquisition, the acquisition of other operating apartment communities, and the acquisition of a parcel of land for future development. The 4,421 Units issued include 470 Units valued at $10.4 million that were issued on January 1, 2000 related to a deferred portion of the South Florida acquisition purchase price.

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

Common Equity Repurchase Program

     In 1999, we announced a common equity repurchase program pursuant to which the Trust is authorized to purchase up to $100 million of its outstanding common shares or Units. The Trust has repurchased shares from time to time in open market and privately negotiated transactions, depending on market prices and other conditions, using proceeds from sales of selected assets. Whenever the Trust repurchases common shares from shareholders, we are required to redeem from the Trust an equivalent number of Units on the same terms and for the same aggregate price. After redemption, the Units redeemed by us are no longer deemed outstanding. Units have also been redeemed for cash upon their presentation for redemption by unitholders. As of March 31, 2000, we had redeemed 2,837 Units for a total of $66,328, including 2,555 Units redeemed from the Trust. At March 31, 2000, $1,769 was accrued for unsettled Unit redemptions from the Trust.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Unit Data)
-------------------------------------------------------------------------------

3.  BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the consolidated accounts of the Operating Partnership and its subsidiaries, including Gables Residential Services. We consolidate the financial statements of all entities in which we have a controlling financial interest, as that term is defined under generally accepted accounting principles ("GAAP"), through either majority voting interest or contractual agreements. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying interim unaudited financial statements have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation for these interim periods have been included. The results of operations for the interim period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the financial statements included in our Form 10-K for the year ended December 31, 1999.

4. GABLES RESIDENTIAL APARTMENT PORTFOLIO JOINT VENTURE

     On March 26, 1999, we entered into a joint venture in which our economic ownership interest is currently 20%. The business purpose of the joint venture is to develop, own and operate eight multifamily apartment communities, located in four of our nine markets. On March 26, 1999, we contributed our interest in seven of the development communities to the joint venture in return for (1) cash of $60,347 and (2) an initial capital account in the joint venture of $15,214. On December 2, 1999, we contributed our interest in the eighth development community to the joint venture in return for (1) cash of $4,774 and (2) an increase in the initial capital account in the joint venture of $1,233. As of the respective contribution dates, we (1) had commenced construction of four of the communities, (2) owned the land for the future development of three of the communities, and (3) owned the acquisition right for the land for the future development of one of the communities. The capital budget for the development of the eight communities is $238 million and is being funded with 50% equity and 50% debt. The equity component is being funded 80% by the venture partner and 20% by us. Our portion of the equity is being funded through contributions of cash and property. As of March 31, 2000, we had funded $23.0 million of our budgeted $23.8 million equity commitment to the joint venture. We serve as the managing member of the venture and have responsibility for all day-to-day operating matters. We also serve as the property manager, developer and general contractor for construction activities.

5.  RECENT ACCOUNTING PRONOUNCEMENTS

     In June, 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued establishing accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137, is effective for us beginning January 1, 2001. The impact of SFAS No. 133 on our financial statements will depend on the extent, type and effectiveness of our hedging activities. SFAS No. 133 could increase volatility in net income and other comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Unit Data)
-------------------------------------------------------------------------------

6.  EARNINGS PER UNIT

     Basic earnings per Unit are computed based on net income available to common unitholders and the weighted average number of common Units outstanding. Diluted earnings per Unit reflect the assumed issuance of common Units under the Trust's share option and incentive plan. The numerator and denominator used for both basic and diluted earnings per Unit computations are as follows:

                                                             Three Months
                                                            Ended March 31,
                                                            2000      1999
                                                         --------    -------
Basic and diluted income available to
  common unitholders (numerator):

Net income - basic and diluted                           $ 11,504    $ 8,983
                                                         ========    =======

Common Units (denominator):
Average Units outstanding - basic                          31,161     32,771
Incremental Units from assumed conversions of:
   Stock options                                               16         30
   Other                                                        2          -
                                                         --------    -------
Average Units outstanding - diluted                        31,179     32,801
                                                         ========    =======

7.  INTEREST RATE PROTECTION AGREEMENTS

     In the ordinary course of business, we are exposed to interest rate risks. We periodically seek input from third party consultants regarding market interest rate and credit risk in order to evaluate our interest rate exposure. In certain situations, we may utilize derivative financial instruments in the form of rate caps, rate swaps or rate locks to hedge interest rate exposure by modifying the interest rate characteristics of related balance sheet instruments and prospective financing transactions. We do not utilize such instruments for trading or speculative purposes. Derivatives used as hedges must be effective at reducing the risk associated with the exposure being hedged, correlate in nominal amount, rate, and term with the balance sheet instrument being hedged, and must be designated as a hedge at the inception of the derivative contract.

     Lump sum payments made or received at the inception or settlement of derivative instruments designated as hedges are capitalized and amortized as an adjustment to interest expense over the life of the associated balance sheet instrument. Monthly amounts paid or received under rate cap and rate swap hedge agreements are recognized as adjustments to interest expense as incurred. In the event that circumstances arise indicating an existing derivative instrument no longer meets the hedge criteria described above, the derivative is marked to market in the statement of operations.

8.    SEGMENT REPORTING

     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Our chief operating decision-maker is our senior management group.

     We own, operate and develop multifamily apartment communities in nine major markets located in Texas, Georgia, Florida and Tennessee. Such apartment communities generate rental revenue and other income through the leasing of apartment homes to a diverse base of residents. We evaluate the performance of each of our apartment communities on an individual basis. However, because each of our apartment communities has similar economic characteristics, residents, and products and services, our apartment communities have been aggregated into one reportable segment. This segment comprises 95% and 96% of our total revenues for the three months ended March 31, 2000 and 1999, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Unit Data)
-------------------------------------------------------------------------------

     The primary financial measure for our reportable business segment is net operating income ("NOI"), which represents total property revenues less property operating and maintenance expenses (as reflected in the accompanying statements of operations). Accordingly, NOI excludes certain expenses included in the determination of net income. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. The NOI yield or return on total capitalized costs is an additional measure of financial performance. NOI from our apartment communities totaled $38,770 and $38,301 for the three months ended March 31, 2000 and 1999, respectively. All other segment measurements are disclosed in our consolidated financial statements.

     We also provide management, brokerage, corporate apartment home and development and construction services to third parties. These operations, on an individual and aggregate basis, do not meet the quantitative thresholds for segment reporting under current accounting literature.

9.    SEVERANCE COSTS

     During 1999, we incurred severance costs associated with organizational changes resulting from management succession directives, including the resignation of the former chairman and chief executive officer effective January 1, 2000 and the resignation of the former chief operating officer effective May 21, 1999. Included in accounts payable and accrued expenses at December 31, 1999 were accrued severance costs of $1,360 relating to the resignation of the former chairman and chief executive officer, of which $336 included deferred compensation related to the accelerated vesting of restricted shares unvested at the effective date of separation. These accrued severance costs at December 31, 1999 were paid during the first quarter of 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)
-------------------------------------------------------------------------------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are the entity through which the Trust conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. We are focused within the multifamily industry in markets throughout the United States that have high job growth and are resilient to economic downturns. Our operating performance relies predominantly on net operating income from our apartment communities. Net operating income is determined by rental revenues and operating expenses, which are affected by the demand and supply dynamics within our markets. Our performance is also affected by the general availability and cost of capital and our ability to develop and acquire additional apartment communities with returns in excess of our blended cost of capital.

BUSINESS OBJECTIVES AND STRATEGY

     The Trust's objective is to increase shareholder value by producing consistent high quality earnings to sustain dividend growth and annual total returns that exceed the multifamily sector average. To achieve that objective, we employ a number of business strategies. First, our long-term investment strategy is research-driven with the objective of creating a portfolio of high quality assets in approximately six to eight strategically selected markets that are complementary through economic diversity and characterized by high job growth and resiliency to national economic downturns. We believe such a portfolio will provide predictable growth in operating cash flow on a sustainable basis. Second, we adhere to a strategy of owning and operating high quality, class AA/A apartment communities under the Gables brand. We believe that such communities, when located in highly desirable areas to live and supplemented with high quality service and amenities, attract the affluent renter-by-choice who is willing to pay a premium for location preference, superior service and high quality communities. The resulting portfolio should maintain high levels of occupancy and rental rates. This, coupled with more predictable operating expenses and reduced capital expenditure requirements associated with high quality construction materials, should lead to operating margins that exceed national averages for the multifamily sector and sustainable growth in operating cash flow. Third, our aim is to be recognized as the employer of choice within the industry. Our mission of Taking Care of the Way People Live is a cornerstone of our strategy, involving innovative human resource practices that we believe will attract and retain the highest caliber associates. Because of our long-established presence as a fully integrated apartment management, development, construction, acquisition and disposition company within our markets, we have the ability to offer multi-faceted career opportunities among the various disciplines within the industry. Finally, our capital strategy is to maximize return on invested capital while maintaining financial flexibility through a conservative, investment grade credit profile. We judiciously manage our capital and are able to recycle existing capital through asset dispositions. We believe the successful execution of these strategies will result in operating cash flow and dividend growth, producing annual total returns that exceed the multifamily REIT sector average.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)
-------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

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

COMMON AND PREFERRED EQUITY ACTIVITY

Secondary Common Share Offerings

     Since the IPO, the Trust has issued a total of 14,831 common shares in eight offerings, generating $347,771 in net proceeds which were generally used
(1) to reduce outstanding indebtedness under interim financing vehicles utilized to fund our development and acquisition activities and (2) for general working capital purposes, including funding of future development and acquisition activities.

Preferred Share Offerings

     On July 24, 1997, the Trust issued 4,600 shares of 8.30% Series A Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share). The net proceeds from this offering of $111.0 million were used to reduce outstanding indebtedness under interim financing vehicles. The Series A Preferred Shares may be redeemed at $25.00 per share plus accrued and unpaid dividends on or after July 24, 2002. The Series A Preferred Shares have no stated maturity, sinking fund, or mandatory redemption and are not convertible into any other securities of the Trust.

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

Issuances of Common Operating Partnership Units

     Since the IPO, we have issued a total of 4,421 Units in connection with the South Florida acquisition, the acquisition of other operating apartment communities, and the acquisition of a parcel of land for future development. The 4,421 Units issued include 470 Units valued at $10.4 million that were issued on January 1, 2000 related to a deferred portion of the Trammell Crow Residential South Florida acquisition purchase price.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)
-------------------------------------------------------------------------------

Common Equity Repurchase Program

     In 1999, we announced a common equity repurchase program pursuant to which the Trust is authorized to purchase up to $100 million of its outstanding common shares or Units. The Trust has repurchased shares from time to time in open market and privately negotiated transactions, depending on market prices and other conditions, using proceeds from sales of selected assets. Whenever the Trust repurchases common shares from shareholders, we are required to redeem from the Trust an equivalent number of Units on the same terms and for the same aggregate price. After redemption, the Units redeemed by us are no longer deemed outstanding. Units have also been redeemed for cash upon their presentation for redemption by unitholders. As of March 31, 2000, we had redeemed 2,837 Units for a total of $66,328, including 2,555 Units redeemed from the Trust. At March 31, 2000, $1,769 was accrued for unsettled Unit redemptions from the Trust.

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

Gables Residential Apartment Portfolio Joint Venture

     On March 26, 1999, we entered into a joint venture in which our economic ownership interest is currently 20%. The business purpose of the joint venture is to develop, own and operate eight multifamily apartment communities, located in four of our nine markets. On March 26, 1999, we contributed our interest in seven of the development communities to the joint venture in return for (1) cash of $60,347 and (2) an initial capital account in the joint venture of $15,214. On December 2, 1999, we contributed our interest in the eighth development community to the joint venture in return for (1) cash of $4,774 and (2) an increase in the initial capital account in the joint venture of $1,233. As of the respective contribution dates, we (1) had commenced construction of four of the communities, (2) owned the land for the future development of three of the communities, and (3) owned the acquisition right for the land for the future development of one of the communities. The capital budget for the development of the eight communities is $238 million and is being funded with 50% equity and 50% debt. The equity component is being funded 80% by the venture partner and 20% by us. Our portion of the equity is being funded through contributions of cash and property. As of March 31, 2000, we had funded $23.0 million of our budgeted $23.8 million equity commitment to the joint venture. We serve as the managing member of the venture and have responsibility for all day-to-day operating matters. We also serve as the property manager, developer and general contractor for construction activities.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

    COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2000 (THE "2000 PERIOD") TO THE THREE MONTHS ENDED March 31, 1999 (THE "1999 PERIOD").

     Our net income is generated primarily from the operation of our apartment communities. For purposes of evaluating comparative operating performance, we categorize our operating communities based on the period each community reaches stabilized occupancy. A community is considered to have achieved stabilized occupancy on the earlier to occur of (1) attainment of 93% physical occupancy or
(2) one year after completion of construction. The operating performance for all of our apartment communities combined for the three months ended March 31, 2000 and 1999 is summarized as follows:

                                                                                  Three Months Ended March 31,
                                                                             -----------------------------------------
                                                                                                       $          %
                                                                               2000      1999       Change      Change
                                                                             -------    -------    -------     -------
RENTAL AND OTHER PROPERTY REVENUES:
Same store communities (1)                                                   $53,968    $52,201     $1,767        3.4%
Communities  stabilized  during the 2000 Period, but not
   the 1999 Period (2)                                                         3,373      2,806        567       20.2%
Development and lease-up communities (3)                                           -          -          -           -
Acquired communities (4)                                                           -          -          -           -
Sold communities (5)                                                               -      3,394     -3,394     -100.0%
                                                                             -------    -------    -------     -------
Total property revenues                                                      $57,341    $58,401    -$1,060       -1.8%
                                                                             -------    -------    -------     -------

PROPERTY OPERATING AND MAINTENANCE EXPENSES
(EXCLUSIVE OF DEPRECIATION AND AMORTIZATION):
Same store communities (1)                                                   $17,537    $17,686      -$149       -0.8%
Communities stabilized during the 2000 Period, but not
   the 1999 Period (2)                                                         1,034      1,042         -8       -0.8%
Development and lease-up communities (3)                                           -          -          -           -
Acquired communities (4)                                                           -          -          -           -
Sold communities (5)                                                               -      1,372     -1,372     -100.0%
                                                                             -------    -------    -------     -------

Total specified expenses                                                     $18,571    $20,100    -$1,529       -7.6%
                                                                             -------    -------    -------     -------


Revenues in excess of specified expenses                                     $38,770    $38,301       $469        1.2%
                                                                             -------    -------    -------     -------

Revenues in excess of specified expenses as a percentage of total
property revenues                                                              67.6%      65.6%          -        2.0%
                                                                             -------    -------    -------     -------


(1)  Communities which were owned and fully stabilized throughout both the 2000 Period and 1999 Period ("same store").
(2)  Communities which were stabilized during all of the 2000 Period, but not the 1999 Period.
(3)  Communities in the development and/or lease-up phase which were not fully stabilized during all or any of the 2000 Period.
(4)  Communities which were acquired  subsequent to January 1, 1999.
(5)  Communities which were sold subsequent to January 1, 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)
-------------------------------------------------------------------------------

     Total property revenues decreased $1,060, or 1.8%, from $58,401 to $57,341 due primarily to the sale of six apartment communities in 1999 which is offset by an increase in the number of apartment homes resulting from the development of additional communities and an increase in rental rates on communities stabilized throughout both periods ("same store"). Below is additional data regarding the increases in total property revenues for two of the five community categories presented in the preceding table:

Same store communities:

                                 Number of                 Occupancy        Change                     Percent
                  Number of      Apartment    Percent     During the          in         Change in    Change in
Market           Communities       Homes      of Total    2000 Period      Occupancy      Revenues     Revenues
------           -----------     ---------    --------    -----------      ---------     ---------    ---------
Houston              19            6,274        28.7%        96.5%            3.8%       $  201           1.4%
Atlanta              18            5,378        24.6%        93.9%           -1.3%          388           3.1%
South Florida        14            3,948        18.1%        95.9%            0.0%          219           2.2%
Dallas                9            2,085         9.5%        94.1%            2.7%          140           2.6%
Austin                6            1,517         6.9%        96.5%            4.7%          542          12.4%
Nashville             4            1,166         5.3%        94.9%            3.6%          109           5.0%
Memphis               2              964         4.4%        97.3%            6.5%          137           7.8%
San Antonio           2              544         2.5%        89.1%            1.8%           24           2.1%
                 -----------     ---------    --------    -----------      ---------     ---------    ---------
                     74           21,876       100.0%        95.3%            1.9%       $1,760(a)        3.4%
                 ===========     =========    ========    ===========      =========     =========    =========

(a) The above table excludes The Commons at Little Lake Bryan I, a community  comprising  280 apartment  homes that is leased to a single user group  pursuant to a triple net master  lease.  Revenues for The Commons at Little Lake Bryan I increased  $7, or
     1.2%, in the 2000 Period compared to the 1999 Period and occupancy was 100% for both the 2000 Period and the 1999 Period.


Communities stabilized during the 2000 Period but not during the 1999 Period:

                                     Number of                     Occupancy        Change
                     Number of       Apartment       Percent       During the         in
   Market           Communities        Homes        Of Total      2000 Period      Revenues
   ------           -----------      ---------      --------      -----------      --------
   Atlanta                1              386          34.4%          95.1%           $ 211
   Houston                1              256          22.8%          96.2%             120
   South Florida          1              249          22.2%          93.9%             -60
   Orlando                1              231          20.6%          94.2%             296
                    -----------      ---------      --------      -----------      --------
                          4            1,122         100.0%          94.7%           $ 567
                    ===========      =========      ========      ===========      ========

     Other revenues increased $945, or 42.2%, from $2,240 to $3,185 due primarily to a gain on sale of cable equipment to a cable service provider.

     Property operating and maintenance expense (exclusive of depreciation and amortization) decreased $1,529, or 7.6%, from $20,100 to $18,571 due primarily to the sale of six apartment communities in 1999.

     Real estate depreciation and amortization expense decreased $964, or 8.2%, from $11,809 to $10,845 due primarily to the sale of six apartment communities in 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)
-------------------------------------------------------------------------------

    Property   management   expense  for  owned  communities  and  third  party
properties on a combined basis increased $414, or 20.0%, from $2,066 to $2,480 due primarily to (1) increased staffing and equipment support related to our strategic initiatives for enhanced management information systems, and (2) inflationary increases in expenses. We allocate property management expenses to both owned communities and third party properties based on the proportionate share of total apartment homes and units managed.

     Interest expense and credit enhancement fees increased $232, or 2.2%, from $10,803 to $11,035 due primarily to an increase in operating debt associated with the development of additional communities and higher interest rates. These increases have been offset in part by the sale of six apartment communities in 1999, the proceeds of which were partially used to reduce outstanding indebtedness.

     General and administrative expense increased $489, or 29.1%, from $1,680 to $2,169 due primarily to (1) an increase in abandoned real estate pursuit costs,
(2) an increase in long-term compensation expense, and (3) inflationary increases in expenses.

     Severance costs of $2,000 in the 1999 Period represent charges associated with organizational changes resulting from management succession directives.

     Gain on sale of real estate assets of $666 in the 1999 Period relates to the sale of an apartment community located in Atlanta comprising 213 apartment homes.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities decreased from $15,796 for the three months ended March 31, 1999 to $15,682 for the three months ended March 31, 2000 due to (1) a change in other liabilities between periods of $4,788 and
(2) a change in restricted cash between periods of $466. Such decreases were offset in part by (1) a change in other assets between periods of $2,777 and (2) an increase of $2,363 in income (a) before certain non-cash or non-operating items, including depreciation, amortization, equity in income of joint ventures, gain on sale of real estate assets, and long-term compensation expense and (b) after operating distributions received from joint ventures.

     We had $20,992 of net cash used in investing activities for the three months ended March 31, 2000 compared to $45,859 of net cash provided by investing activities for the three months ended March 31, 1999. During the three months ended March 31, 2000, we expended $16.5 million related to development expenditures, including related land acquisitions, $1.1 million related to our investment in joint ventures, $2.5 million related to recurring, non-revenue enhancing capital expenditures for operating apartment communities, and $0.9 million related to non-recurring, renovation/revenue enhancing capital expenditures. During the three months ended March 31, 1999, we received cash of
(1) $60.3 million in connection with our contribution of interests in certain development communities to the Gables Residential Apartment Portfolio Joint Venture and (2) $19.0 million in connection with the sale of an operating apartment community. During the three months ended March 31, 1999, we expended $30.1 million related to development expenditures, including related land acquisitions, $2.2 million related to recurring, non-revenue enhancing capital expenditures for operating apartment communities, and $1.2 million related to non-recurring, renovation/revenue enhancing capital expenditures.

     We had $200 of net cash used in financing activities for the three months ended March 31, 2000 compared to $60,806 for the three months ended March 31, 1999. During the three months ended March 31, 2000, we had payments for distributions totaling $20.0 million and payments for Unit redemptions in connection with the Trust's common equity repurchase program totaling $9.8 million. These payments were offset by net borrowings of $29.8 million. During the three months ended March 31, 1999, we had net repayments of borrowings of $42.6 million and net payments of distributions totaling $18.0 million. The repayments of borrowings were funded by the net cash provided by investing activities.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)
-------------------------------------------------------------------------------

     The Trust has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Under current law, a REIT must distribute at least 95% of its ordinary taxable income. As a result of recently enacted tax legislation, effective for tax years beginning after December 31, 2000, the distribution requirement has been reduced from 95% to 90% of a REIT's ordinary taxable income. Provided the Trust maintains its qualification as a REIT, it generally will not be subject to federal income tax on distributed net income.

     The recently enacted tax legislation also alters the requirements for qualification as a REIT. In particular, the new legislation generally liberalizes, from the perspective of our historic operations, the asset diversification requirements applicable to REITs. Effective for tax years beginning after December 31, 2000, a REIT may own the securities of a "taxable REIT subsidiary" without limitation on the REIT's voting control over the subsidiary, provided that not more than 20% of the value of the REIT's total assets is represented by securities of one or more taxable REIT subsidiaries. A taxable REIT subsidiary would include a corporation in which the Trust directly or indirectly owns stock and which has elected to be treated as a taxable REIT subsidiary.

     As of March 31, 2000, we had total indebtedness of $785,287, cash and cash equivalents of $2,453, and principal escrow deposits reflected in restricted cash of $3,006. Our indebtedness has an average of 4.8 years to maturity at March 31, 2000. The aggregate maturities of notes payable at March 31, 2000 are as follows:


                    2000                   $ 95,582
                    2001                     58,600
                    2002                    146,280
                    2003                     65,602
                    2004                     79,383
                    2005 and thereafter     339,840
                                           --------
                                           $785,287
                                           ========


     The maturities in 2000 include (1) a $50 million unsecured senior note which matures in October, 2000, (2) an outstanding balance of $18.2 million under our $25 million credit facility which currently matures in October, 2000, and (3) an outstanding balance of $25.0 million under our $50 million borrowing facility which had a maturity date of April, 2000 that was extended to April, 2001 subsequent to quarter-end.

     Distributions through the first quarter of 2000 have been paid from cash provided by operating activities. We anticipate that distributions will continue to be paid on a quarterly basis from cash provided by operating activities.

     We have met and expect to continue to meet our short-term liquidity requirements generally through net cash provided by operations. Our net cash provided by operations has been adequate and we believe that it will continue to be adequate to meet both operating requirements and payment of dividends in accordance with REIT requirements. The budgeted expenditures for improvements and renovations to our communities, in addition to monthly principal amortization payments, are also expected to be funded from net cash provided by operations. We anticipate that construction and development activities as well as land purchases will be initially funded primarily through borrowings under our credit facilities described below.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)
-------------------------------------------------------------------------------

$225 Million Credit Facility

     We have a $225 million unsecured revolving credit facility provided by a consortium of banks. The facility currently has a maturity date of May, 2002 with two one-year extension options. Borrowings under the facility currently bear interest at our option of LIBOR plus 0.95% or prime minus 0.25%. Such scheduled interest rates may be adjusted up or down based on changes in our senior unsecured credit ratings. We may also enter into competitive bid loans with participating banks for up to $112.5 million at rates below the scheduled rates. In addition, we pay an annual facility fee equal to 0.15% of the $225 million commitment. Availability under the facility is based on the value of our unencumbered real estate assets as compared to the amount of our unsecured indebtedness. As of March 31, 2000, we had $60.0 million in borrowings outstanding under the facility and, therefore, had $165 million of remaining capacity on the $225 million commitment.

$25 Million Credit Facility

     We have a $25 million unsecured revolving credit facility with a bank that currently bears interest at LIBOR plus 0.95%. We expect to exercise one of our unlimited one-year extension options prior to the facility's current maturity in October, 2000. We have $18.2 million in borrowings outstanding under this facility at March 31, 2000.

$50 Million Borrowing Facility

     At December 31, 1999, we had a $25 million unsecured borrowing facility with a bank. In connection with the extension of the April, 2000 maturity date to April, 2001, the availability under the facility was increased to $50 million. The interest rate and maturity date related to each draw on this facility is agreed to by both parties prior to each draw. At March 31, 2000, we had $25.0 million in borrowings outstanding under this facility at an interest rate of 7.00%.

Restrictive Covenants

     Certain of our debt agreements contain customary representations, covenants and events of default, including covenants which restrict our ability to make distributions in excess of stated amounts, which in turn restricts the Trust's discretion to declare and pay dividends. In general, during any fiscal year we may only distribute up to 95% of our consolidated income available for distribution (as defined in the related agreement) exclusive of distributions of capital gains for such year. The applicable debt agreements contain exceptions to these limitations to allow us to make any distributions necessary to allow us to maintain our status as a REIT. We do not anticipate that this provision will adversely effect our ability to make distributions or the Trust's ability to declare dividends, as currently anticipated.

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

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

     This  report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe", "expect", "anticipate", "intend", "estimate", "assume" and other similar expressions which are predictions of or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. These statements include, among other things, statements regarding our intent, belief or expectations with respect to the following: (1) the declaration or payment of distributions, (2) potential developments or acquisitions or dispositions of properties, assets or other entities, (3) our policies regarding investments, indebtedness, acquisitions, dispositions, financings, conflicts of interest and other matters, (4) the Trust's qualification as a REIT under the Internal Revenue Code, (5) the real estate markets in which we operate, (6) in general, the availability of debt and equity financing, interest rates and general economic conditions, and (7) trends affecting our financial condition or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)
-------------------------------------------------------------------------------

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 5 to Consolidated Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS
-------------------------------------------------------------------------------
COMPLETED COMMUNITIES IN LEASE-UP AND DEVELOPMENT AT MARCH 31, 2000

                                                                                          Actual or Estimated Quarter of
                         Number of    Total      Percent at March 31, 2000     -------------------------------------------------
                         Apartment   Budgeted    --------------------------    Construction    Initial   Construction  Stabilized
Community                  Homes       Cost      Complete  Leased  Occupied       Start       Occupancy      End        Occupancy
---------                ---------   --------    --------  ------  --------    ------------   ---------  ------------  ----------
                                    (millions)                                                                             (1)
WHOLLY-OWNED DEVELOPMENT COMMUNITIES:

ORLANDO, FL
Gables Chatham Square        448      $ 37          39%     100%      --         2 Q 1999      2 Q 2000     3 Q 2001     3 Q 2001
Gables North Village         315        40          20%      --       --         2 Q 1999      4 Q 2000     4 Q 2001     1 Q 2002

DALLAS, TX
Gables State Thomas II       177        36          15%      --       --         4 Q 1999      4 Q 2000     2 Q 2001     4 Q 2001
                             ---      ----

WHOLLY-OWNED TOTALS          940      $113
                             ---      ----

CO-INVESTMENT DEVELOPMENT/LEASE-UP COMMUNITIES (2), (3):

BOCA RATON, FL
Gables Crestwood             290      $ 25          15%      --       --         4 Q 1999      3 Q 2000     2 Q 2001     4 Q 2001
Gables Grande Isle           320        23          81%      28%      20%        2 Q 1999      1 Q 2000     4 Q 2000     1 Q 2001
Gables Palma Vista           189        23          96%      59%      44%        1 Q 1999      4 Q 1999     2 Q 2000     4 Q 2000
Gables San Michele II        343        40          98%      74%      65%        3 Q 1998      2 Q 1999     2 Q 2000     4 Q 2000

DALLAS, TX
Gables San Raphael           222        17         100%      86%      78%        3 Q 1998      2 Q 1999     4 Q 1999     2 Q 2000
Gables Ravello               290        33          66%      --       --         2 Q 1999      2 Q 2000     1 Q 2001     3 Q 2001

ATLANTA, GA
Gables Metropolitan I        435        49          98%      75%      64%        2 Q 1998      3 Q 1999     2 Q 2000     4 Q 2000

HOUSTON, TX
Gables Raveneaux             382        28         100%      85%      75%        3 Q 1998      2 Q 1999     1 Q 2000     3 Q 2000
                           -----      ----

CO-INVESTMENT TOTALS       2,471      $238 (3)
                           -----      ----

DEVELOPMENT TOTALS         3,411      $351
                           =====      ====

(1)  Stabilized occupancy is defined as the earlier to occur of (i) 93% occupancy or (ii) one year after completion of construction.
(2)  These communities were contributed into the Gables Residential Apartment Portfolio Joint Venture.
(3)  Construction loan proceeds are expected to fund 50% of the total budgeted costs.  The remaining costs will be funded by capital contributions to the venture from the venture partner and us in a funding ratio of 80% and 20%, respectively.

     The following is a "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. The projections and estimates contained in the table above are forward-looking statements. These forward-looking statements involve risks and uncertainties and actual results may differ materially from those projected in such statements. Risks associated with our development, construction, and lease-up activities, which could impact the forward-looking statements made, include: development opportunities may be abandoned; construction costs of a community may exceed original estimates, possibly making the community uneconomical; and construction and lease-up may not be completed on schedule, resulting in increased debt service and construction costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS
-------------------------------------------------------------------------------
STABILIZED APARTMENT COMMUNITIES AT MARCH 31, 2000


                                                                           March 31, 2000 Scheduled Rent Per
                                                                           ---------------------------------
                                          Number of    March 31, 2000
COMMUNITY                                   Homes        Occupancy            Unit              Square Foot
---------                                 ---------    --------------       --------            -----------
HOUSTON, TX
Austin Colony                                237            98%              $ 880                 $ 0.90
Baybrook Village                             776            99%                584                   0.73
Gables Bradford Place                        372            95%                722                   0.84
Gables Bradford Pointe                       360            96%                632                   0.82
Gables Champions                             404            96%                727                   0.80
Gables CityPlaza                             246            97%                837                   0.95
Gables Cityscape                             252            98%                884                   1.04
Gables CityWalk/Waterford Square             317            97%                914                   1.13
Gables Edgewater                             292            99%                843                   0.96
Gables Meyer Park                            345            98%                842                   0.98
Gables New Territory                         256            98%                849                   0.93
Gables of First Colony                       324            98%                905                   0.91
Gables Piney Point                           246            97%                901                   0.97
Gables Pin Oak Green                         582            95%                910                   0.89
Gables Pin Oak Park                          477            95%                952                   0.93
Gables River Oaks                            228            93%              1,411                   1.16
Lions Head                                   277            95%                757                   0.90
Metropolitan Uptown   (JV)                   318            96%              1,032                   1.13
Rivercrest I                                 140            96%                754                   0.89
Rivercrest II                                140            94%                743                   0.88
Windmill Landing                             259            96%                686                   0.79
                                           -----           ----              -----                   ----
                                           6,848            97%                828                   0.92
ATLANTA, GA
Briarcliff Gables                            104            96%              1,160                   0.94
Buckhead Gables                              162            96%                874                   1.16
Dunwoody Gables                              311            96%                864                   0.93
Gables Cityscape                             192            98%                895                   1.08
Gables Mill                                  438            95%                862                   0.93
Gables Northcliff                             82            91%              1,237                   0.79
Gables Sugarloaf                             386            94%                846                   0.84
Gables Vinings                               315            97%              1,015                   0.95
Gables Walk                                  310            95%              1,063                   0.90
Gables Wood Arbor                            140            98%                732                   0.80
Gables Wood Crossing                         268            98%                747                   0.78
Gables Wood Glen                             380            94%                721                   0.73
Gables Wood Knoll                            312            94%                744                   0.75
Lakes at Indian Creek                        603            92%                658                   0.72
Rock Springs Estates                         295            91%                955                   0.94
Roswell Gables I                             384            96%                899                   0.83
Roswell Gables II                            284            96%                899                   0.76
Spalding Gables                              252            97%                918                   0.93
Wildwood Gables                              546            93%                896                   0.79
                                           -----           ----              -----                   ----
                                           5,764            95%                862                   0.85

SOUTH FL
Boca Place                                   180            98%                869                   0.89
Cotton Bay                                   444            97%                729                   0.74
Hampton Lakes                                300            97%                774                   0.73
Hampton Place                                368            95%                745                   0.78
Kings Colony                                 480            99%                784                   0.88
Mahogany Bay                                 328            95%                801                   0.80


MANAGEMENT'S DISCUSSION AND ANALYSIS
-------------------------------------------------------------------------------
STABILIZED APARTMENT COMMUNITIES AT MARCH 31, 2000
(CONTINUED FROM PREVIOUS PAGE)

                                                                           March 31, 2000 Scheduled Rent Per
                                                                           ---------------------------------
                                          Number of    March 31, 2000
COMMUNITY                                   Homes        Occupancy            Unit              Square Foot
---------                                 ---------    --------------       --------            -----------
SOUTH FL (continued)
Mizner on the Green                          246            98%             $1,631                $ 1.29
San Michele                                  249            92%              1,415                  1.06
San Remo                                     180            93%              1,257                  0.69
Town Colony                                  172            99%                851                  0.99
Vinings at Boynton Beach I                   252            92%                910                  0.76
Vinings at Boynton Beach II                  296            92%                926                  0.77
Vinings at Hampton Village                   168            95%                817                  0.68
Vinings at Town Place                        312            96%                845                  1.01
Vinings at Wellington                        222            94%              1,029                  0.77
                                           -----           ----             ------                ------
                                           4,197            96%                926                  0.85
DALLAS, TX
Arborstone                                   536            99%                535                  0.75
Gables at Pearl Street                       108            94%              1,377                  1.26
Gables CityPlace                             232            96%              1,355                  1.29
Gables Green Oaks                            300            96%                833                  0.87
Gables Mirabella                             126            92%              1,260                  1.38
Gables Preston                               126            95%              1,067                  0.97
Gables Spring Park                           188            97%                951                  0.90
Gables Turtle Creek                          150            95%              1,219                  1.21
Gables Valley Ranch                          319            97%                956                  0.94
                                           -----           ----             ------                ------
                                           2,085            96%                940                  1.00
AUSTIN, TX
Gables at the Terrace                        308            97%              1,105                  1.16
Gables Bluffstone                            256            96%              1,124                  1.14
Gables Central Park                          273            99%              1,225                  1.30
Gables Great Hills                           276            97%                863                  1.04
Gables Park Mesa                             148            97%              1,154                  1.06
Gables Town Lake                             256            99%              1,241                  1.33
                                           -----           ----             ------                ------
                                           1,517            98%              1,114                  1.18
MEMPHIS, TN
Arbors of Harbortown   (JV)                  345            90%                857                  0.87
Gables Cordova                               464            98%                645                  0.69
Gables Stonebridge                           500            98%                685                  0.78
                                           -----           ----             ------                ------
                                           1,309            96%                716                  0.77
NASHVILLE, TN
Brentwood Gables                             254            94%                850                  0.75
Gables Hendersonville                        364            96%                651                  0.69
Gables Hickory Hollow  I                     272            98%                665                  0.73
Gables Hickory Hollow II                     276            98%                665                  0.71
                                           -----           ----             ------                ------
                                           1,166            96%                701                  0.72
SAN ANTONIO, TX
Gables Colonnade I                           312            92%                808                  0.89
Gables Wall Street                           232            94%                816                  0.86
                                           -----           ----             ------                ------
                                             544            93%                811                  0.88
ORLANDO, FL
Gables Celebration                           231            94%              1,244                  1.07
The Commons at Little Lake Bryan I           280           100%               ---- (A)              ---- (A)
                                           -----           ----             ------                ------
                                             511            97%              1,244                  1.07

   TOTALS                                 23,941            96%             $  873                $ 0.88
                                          ======           ====             ======                ======


(A)  This property is leased to a single user group pursuant to a triple net master lease.  Accordingly, scheduled rent data is not reflected as it is not comparable to the rest of our portfolio.


MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)
-------------------------------------------------------------------------------

     A summary of our portfolio indebtedness and interest rate protection agreement as of March 31, 2000 follows:

PORTFOLIO INDEBTEDNESS SUMMARY


                                                              Percentage         Interest         Total        Years to
Type of Indebtedness                            Balance        of Total          Rate (1)        Rate (2)      Maturity
--------------------                          ---------       ----------         --------        --------      --------
Unsecured fixed-rate senior notes             $ 165,000         21.01%             6.71%           6.71%          3.23
Tax-exempt variable-rate loans                  150,070         19.11%             3.94%           4.92%          6.19
Secured fixed-rate notes                        119,570         15.23%             7.79%           7.79%          8.22
Unsecured fixed-rate notes                      117,106         14.91%             8.31%           8.31%          4.37
Unsecured variable-rate credit facilities       103,166         13.14%             6.89%           6.89%          0.72
Tax-exempt fixed-rate loans                      90,375         11.51%             5.89%           6.31%          7.39
Unsecured variable-rate term loan                40,000          5.09%             6.92%           6.92%          1.59
                                              ---------        -------            ------          ------         -----

Total portfolio debt (3), (4)                 $ 785,287        100.00%             6.52%           6.76%          4.79
                                              =========        =======            ======          ======         =====


(1)  Interest Rate represents the weighted average interest rate incurred on our indebtedness, exclusive of deferred financing cost amortization and credit enhancement fees, as applicable.

(2)  Total Rate represents the Interest Rate (1) plus credit enhancement fees, as applicable.

(3)  Interest associated with construction activities is capitalized as a cost of development and does not impact current earnings.  The qualifying construction expenditures at March 31, 2000 for purposes of interest capitalization were $107,719.

(4)  Excludes (a) $16.4 million of tax-exempt bonds and $18.6 million of outstanding conventional indebtedness related to joint ventures in which we own a 25% interest and (b) $76.7 million of construction loan indebtedness related to a joint venture in which we own a 20% interest.


INTEREST RATE PROTECTION AGREEMENT SUMMARY

                                                Notional                         Effective     Termination
Description of Agreement                         Amount          Rate              Date            Date
------------------------                        --------         ----            ---------     -----------

LIBOR, 30-day - "Rate Swap"                    $ 40,000          4.79 (5)         11/30/98       09/29/00

(5)  The 30-day LIBOR rate in effect at March 31, 2000 was 6.1325%.


MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)
-------------------------------------------------------------------------------

SUPPLEMENTAL  DISCUSSION - Funds From  Operations and
                           Adjusted Funds From Operations

     We consider funds from operations ("FFO") to be a useful performance measure of the operating performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund distributions and capital expenditures. We believe that in order to facilitate a clear understanding of our operating results, FFO should be examined in conjunction with net income as presented in the financial statements and data included elsewhere in this report. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"). Effective January 1, 2000, NAREIT amended its definition of FFO to include in FFO all non-recurring items, except those defined as extraordinary items under GAAP and gains and losses from sales of depreciable operating property. We are using the amended definition of FFO in reporting our results for all periods on or after January 1, 2000. In addition, we have restated FFO reported for prior periods. FFO as defined by NAREIT represents net income
(loss) determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of depreciable operating property, plus certain non-cash items such as real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, our FFO is comparable to the FFO of real estate companies that use the amended NAREIT definition. Adjusted funds from operations ("AFFO") is defined as FFO less recurring, non-revenue enhancing capital expenditures. FFO and AFFO should not be considered alternatives to net income as indicators of our operating performance or as alternatives to cash flows as measures of liquidity. FFO does not measure whether cash flow is sufficient to fund all of our cash needs, including principal amortization, capital expenditures, and distributions to unitholders. Additionally, FFO does not represent cash flows from operating, investing or financing activities as defined by GAAP. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of our cash needs and cash flows. A reconciliation of FFO and AFFO follows:

                                                            Three Months
                                                           Ended March 31,
                                                           2000       1999
                                                         -------   --------
Net income available to common unitholders               $11,504   $ 8,983
Gain on sale of real estate assets                             -      (666)
Real estate asset depreciation:
       Wholly-owned real estate assets                    10,845    11,809
       Joint venture real estate assets                      227        58
                                                         -------   -------
                Total depreciation                        11,072    11,867
                                                         -------   -------

FUNDS FROM OPERATIONS - BASIC                            $22,576   $20,184
                                                         -------   -------

Amortization of discount on long-term liability                -       192 (a)
                                                         -------   -------
FUNDS FROM OPERATIONS - DILUTED                          $22,576   $20,376
                                                         -------   -------
Recurring, non-revenue enhancing capital
expenditures:
      Carpet                                                 892       839
      Roofing                                                 28        20
      Exterior painting                                        -         -
      Appliances                                             121       109
      Other additions and improvements                     1,426     1,267
                                                         -------   -------
               Total capital expenditures                  2,467     2,235
                                                         -------   -------
ADJUSTED FUNDS FROM OPERATIONS - DILUTED                 $20,109   $18,141
                                                         =======   =======
AVERAGE UNITS OUTSTANDING - BASIC                         31,161    32,771
                                                         =======   =======
AVERAGE UNITS OUTSTANDING - DILUTED                       31,179    33,345 (a)
                                                         =======   =======

     (a) This obligation was settled with Units on January 1, 2000. Such Units are excluded from basic Units outstanding, but are included in the calculation of diluted Units outstanding.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)
-------------------------------------------------------------------------------

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     We typically refinance maturing debt instruments at then-existing market interest rates and at terms which may be more or less than the interest rates and terms on the maturing debt.

     Refer to our Annual Report on Form 10-K for the year ended December 31, 1999 for detailed disclosure about quantitative and qualitative disclosures about market risk. Quantitative and qualitative disclosures about market risk have not materially changed since December 31, 1999.

Part II - Other Information

          Item 1:   Legal Proceedings

                    None

          Item 2:   Changes in Securities

                    On January 1, 2000, we issued 469,738 Units valued at $10.4 million in connection with the South Florida acquisition. These Units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

                    Each time the Trust issues shares of beneficial interest, it contributes the proceeds of such issuance to us in return for a like number of Units with rights and preferences analogous to the shares issued. During the period commencing January 1, 2000 and ending March 31, 2000, in connection with such issuances of shares by the Trust during that time period, we issued an aggregate 82,731 common Units to the Trust. Such Units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.


          Item 3:  Defaults Upon Senior Securities

                   None

          Item 4:  Submission of Matters to a Vote of Security Holders

                   None

          Item 5:  Other Information

                   None

          Item 6:  Exhibits and Reports on Form 8-K

                   (a)    Exhibits


                           27     * Financial Data Schedule
                        ---------------------
                        *           Filed herewith

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:    May 9, 2000                    GABLES REALTY LIMITED PARTNERSHIP
                                        By:  Gables GP, Inc.
                                        Its: General Partner



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



Date:    May 9, 2000
                                        /s/ Dawn H. Severt
                                        ------------------------
                                        Dawn H. Severt
                                        Vice President and
                                        Chief Accounting Officer
                                        (Principal Accounting Officer)