Form 10-K
period 2000-12-31
GABLES REALTY LIMITED PARTNERSHIP
filed 2001-03-29
CIK 1039797

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000

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

Registrant’s telephone number, including area code: (770) 436-4600

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

(1) Yes      No

(2) Yes      No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      As of March 16, 2001, the aggregate market value of the 5,378,357 common units of limited partnership (“Units”) held by non-affiliates of the Registrant was $150,970,481 based upon the closing price of $28.07 on the New York Stock Exchange composite tape on such date of the common shares of beneficial interest, par value $.01 per share, of Gables Residential Trust (the “Trust”), a Maryland real estate investment trust and the 100% owner of Gables GP, Inc., the sole general partner of the Registrant into which Units are redeemable under certain circumstances at the election of the Trust. (For this computation, the Registrant has excluded the market value of all Units reported as beneficially owned by the Trust and by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the Registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

      Information contained in Gables Residential Trust’s Proxy Statement relating to its Annual Meeting of Shareholders to be held May 15, 2001 is incorporated by reference in Part III, Items 10, 11, 12 and 13.

FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2000

PART I

ITEM 1.	BUSINESS

Introduction

      Gables Realty Limited Partnership (the “Operating Partnership”) is the entity through which Gables Residential Trust (the “Trust”), a real estate investment trust (a “REIT”), conducts substantially all of its business and owns either, directly or indirectly through subsidiaries, substantially all of its assets. In 1993, the Trust was formed under Maryland law and the Operating Partnership was organized as a Delaware limited partnership to continue and expand the multifamily apartment community management, development, construction, acquisition and disposition operations of its privately owned predecessor organization. The Trust completed its initial public offering on January 26, 1994 (the “IPO”) and its common shares are listed on the NYSE under the symbol GBP.

      At December 31, 2000, the Trust was a 77.6% economic owner of the common equity of the Operating Partnership. The Trust controls the Operating Partnership through Gables GP, Inc. (“Gables GP”), a wholly-owned subsidiary and the sole general partner of the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT or UPREIT. The board of directors of Gables GP, the members of which are the same as the members of the board of trustees of the Trust, manages the affairs of the Operating Partnership by directing the affairs of Gables GP. The Trust’s limited partner and indirect general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitles the Trust to vote on all matters requiring a vote of the limited partners.

      Generally, the other limited partners of the Operating Partnership are persons who contributed their direct or indirect interests in certain properties to the Operating Partnership primarily in connection with the IPO and the acquisition of Trammell Crow Residential South Florida. The Operating Partnership is obligated to redeem each common unit of limited partnership interest (“Unit”) held by a person other than the Trust, at the request of the holder, for an amount equal to the fair market value of a common share at the time of such redemption, provided that the Trust, at its option, may elect to acquire any such Unit presented for redemption for one common share or cash. With each redemption, the Trust’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Trust issues common shares or preferred shares, it is obligated to contribute any net proceeds to the Operating Partnership and the Operating Partnership is obligated to issue an equivalent number of common or preferred units, as applicable, to the Trust.

      The Operating Partnership may issue additional Units to acquire land parcels for the development of apartment communities or operating apartment communities in transactions that in certain circumstances defer some or all of the seller’s tax consequences. The Operating Partnership believes that many potential sellers of multifamily residential properties have a low tax basis in their properties and would be more willing to sell the properties in transactions that defer federal income taxes. Offering Units instead of cash for properties may provide potential sellers partial federal income tax deferral.

      Unless the context otherwise requires, all references to “we,” “our” or “us” in this report refer collectively to the Trust and the Operating Partnership.

Business Objectives and Strategy

      We are one of the largest owners, operators and developers of multifamily apartment communities in demand-driven markets that have high job growth and have shown resiliency to national economic downturns in the United States. Our objective is to increase shareholder value by producing consistent, high quality earnings that result in dividend growth and annual total returns which exceed the multifamily sector average. To achieve this objective, we employ a number of business strategies which are outlined below:

      Investment Strategy. Our long-term investment strategy is research-driven and aimed at achieving sustainable growth in operating cash flow while reducing exposure to inherent volatility associated with real estate supply/demand dynamics. We believe the success of a real estate investment is predicated on three basic factors – (1) macro-market fundamentals, (2) specific sub-market dynamics, and (3) product decisions.

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

      We believe that within a macro-market environment, apartment communities located in different sub-markets can have different economic performance, and that specific sub-market locations are an important factor in determining the potential economic success of an investment. Factors that differentiate specific sub-markets within a macro-market include, among other items, proximity to employment centers, entertainment and shopping, quality of education systems, availability of land that could be used to introduce new apartment communities, and the local entitlement process. It is our belief that apartment communities located in close proximity to these areas and areas with high barriers to entry through lack of available land and/or difficult entitlement processes should produce economic performance that exceeds that of apartment communities in locations without those characteristics. We generally refer to our desired locations as “in-fill” or “master-planned community” locations versus suburban locations that lack many of these differentiating characteristics. A key component used to identify in-fill/master-planned communities is the average cost per square foot for single family housing. We believe the single family housing market is very efficient in pricing the quality of housing and the proximity of neighborhoods to employment centers, entertainment, shopping, and quality education systems. By identifying these highly desirable sub-markets where people are spending the most on a per square foot basis to live, and targeting them for investment, we believe we can achieve above-average economic performance from our apartment communities.

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

      In order to execute our investment strategy, we believe it is important to maintain a strong local presence in each of our markets. Through our local expertise, we stay abreast of current market conditions and can proactively adjust tactics in anticipation of changes in market fundamentals. In addition, we believe we have a competitive advantage over many other apartment community owners through the vertical integration of our organization. We have expertise in all facets of apartment community investment, including the disciplines of construction, development, acquisition and disposition. Since 1982, we have been involved in the development, acquisition and disposition of approximately 33,000, 20,000 and 25,000 apartment homes, respectively.

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

      We are continuing to pursue a long-standing strategy of brand name development by linking the “Gables” name to our communities. This strategy is intended to reinforce our reputation for excellent service and build recognition of our multifamily communities as a high quality, recognizable brand. We believe that increased consumer recognition of the “Gables” brand name in each of our markets enhances our ability to attract new residents, increases the markets’ perception of our communities as high quality residential developments, and enhances our relationships with local authorities.

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

      Human Resources Strategy. Our aim is to be the employer of choice within the industry, with a mission of Taking Care of the Way People Live. A cornerstone of our strategy involves innovative human resource practices that we believe will attract and retain the highest caliber associates. Because of our long-established presence as a fully integrated apartment management, development, construction, acquisition and disposition company within our markets, we have the ability to offer multi-faceted career opportunities among the various disciplines within the industry. Approximately 13% of our associates have tenure in excess of 10 years. Average tenure for executive officers, vice presidents and regional managers, and property managers is over thirteen years, nine years and four years, respectively. We believe the experience, expertise and depth of our bench strength is a competitive advantage.

      We believe our success with human resource strategies is primarily due to our empowerment of associates and our career development and training. By empowering associates to make decisions at a local level where the point of service occurs, we increase customer and associate satisfaction. We operate each of our apartment communities as a business unit. Property managers and staff are responsible for achieving specific economic goals associated with revenues, occupancy and expenses, in addition to maintaining assets to a high standard in order to ensure long-term success potential. Empowering associates with responsibility and encouraging decision making requires hiring the highest caliber associate and allocating extensive resources to training and career development.

      We are committed to training at all levels within the organization, from newly hired associates to the board of trustees. This commitment is aimed at ensuring the competitive advantage inherent in the expertise of our associates and deep bench strength, which facilitates succession planning at all levels. Our service-oriented philosophy is branded and reinforced through our “college of career development,” Gables University. This comprehensive training system for our employees is overseen by full-time training coordinators and offers classes in a variety of different schools, such as the School of Leasing, School of People Resources and School of Maintenance Development. Additionally, there are “degree” programs which are completed with graduation ceremonies. Service is also reinforced with quarterly “I Made a Difference” recognition ceremonies, where personal achievement by associates is acknowledged by senior management in each of the markets where we operate. We believe recognition programs reinforce our culture and branding philosophy.

      A key component to achieving our objectives is the alignment of interests between associates and shareholders. Ownership of stock options and shares is held at all levels within our company and includes property and maintenance managers as well as members of the board of trustees. Approximately 300 of our associates have equity ownership in Gables, and therefore have their interests aligned with all other shareholders.

      Capital Strategy. Our objective is to maximize return on invested capital. By doing so, we believe we will achieve growth in earnings per share and net asset value per share. An integral part of our capital strategy involves maintaining financial flexibility via a conservative balance sheet that is investment grade. We have investment grade, senior unsecured debt ratings from Moody’s Investors Service and Standard and Poor’s of Baa2 and BBB, respectively. Our preferred shares are also investment grade rated by those firms at baa3 and BBB-, respectively. We believe our conservative credit profile provides security for shareholders and is a competitive advantage over companies without the financial flexibility associated with investment grade balance sheets.

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

      As of December 31, 2000, we managed 53 multifamily communities for third parties, comprising approximately 18,196 apartment homes. These fee management contracts are maintained with a total of 27 owners. In addition to contributing to earnings, engaging in fee management allows us to create economies of scale by leveraging our management operations costs and providing access to development and acquisition opportunities, as well as providing additional market knowledge.

      2000 Significant Events. During 2000, the amount of common shares authorized for repurchase under our common equity repurchase program was increased from $100 million to $150 million. Through December 31, 2000, we had repurchased $102 million of our common shares and equivalents at an average price of $23.88.

      During 2000, we continued our disposition and acquisition efforts aimed at strategically repositioning our portfolio for optimal performance. We received gross sales proceeds of approximately $145 million through dispositions of existing assets. We exited the San Antonio market by selling two assets comprising 544 apartment homes and sold a majority interest in three Tennessee assets comprising 618 apartment homes in Nashville and 500 apartment homes in Memphis. We sold an apartment community in Dallas comprising 126 apartment homes and an apartment community in Houston comprising 228 apartment homes to condominium converters. In addition, we sold a parcel of land adjacent to an existing community located in Atlanta. The sales proceeds were used to fund development and acquisition activities, pay down outstanding borrowings, including a fixed-rate note payable that encumbered one of the assets, and purchase common shares under our common equity repurchase program.

      We also acquired a community in Austin comprising 160 apartment homes increasing the percentage of our revenue contribution from Austin to 10%. We paid $5.7 million in cash and assumed a $14.1 million secured fixed-rate note.

      Apartment Portfolio. As of December 31, 2000, we owned 73 stabilized multifamily apartment communities comprising 21,422 apartment homes, an indirect 25% interest in two stabilized apartment communities comprising 663 apartment homes, an indirect 20% interest in five stabilized apartment communities comprising 1,571 apartment homes, and an indirect 9% interest in three stabilized apartment communities comprising 1,118 apartment homes. We also owned seven multifamily apartment communities under development or in lease-up at December 31, 2000 that are expected to comprise 1,819 apartment homes upon completion and an indirect 20% interest in three apartment communities under development or in lease-up at December 31, 2000 that are expected to comprise 900 apartment homes upon completion. In addition, as of December 31, 2000, we owned parcels of land on which we intend to develop four apartment communities that we currently expect will comprise an estimated 1,125 apartment homes. We also have rights to acquire additional parcels of land on which we believe we could develop communities. Any future development is subject to permits and other governmental approvals, as well as our ongoing business review, and may not be undertaken or completed.

      Our apartment communities generate rental revenue and other income through the leasing of apartment homes to a diverse base of residents. We evaluate the performance of each of our apartment communities on an individual basis. However, because each of our apartment communities has similar economic characteristics, residents, and products and services, they have been aggregated into one reportable segment which comprise 95%, 95%, and 96% of our total revenues for the years ended December 31, 2000, 1999, and 1998, respectively.

      Management Structure. We have been responsible for the development or acquisition of approximately 53,000 apartment homes since 1982 and our senior management team has, on average, in excess of 13 years experience in the multifamily industry. We provide a full range of integrated real estate services through a staff of approximately 1,315 employees who have expertise in property operations, development, acquisition, disposition and construction. We maintain offices in Atlanta, Boca Raton, Houston and Dallas, each with its own fully integrated organization, including experienced in-house management, development, acquisition, and disposition staffs with specific knowledge of the particular markets served. We believe that our competitive strength and growth potential lie in our in-depth knowledge of the changing opportunities available in each local market and in our locally focused management structure, which enables highly experienced development, acquisition, and disposition personnel to pursue opportunities in each market and highly experienced on-site managers to make the day-to-day decisions needed to maximize the performance of our existing properties. Our finance, accounting and administrative functions are controlled by a central staff located in Atlanta.

      Competitive Advantages. We believe that we have several competitive advantages. These advantages include:

•	A fully integrated organization: a fully integrated organization with a track record of approximately eighteen years in all phases of real estate property management, development, acquisition, disposition, construction, rehabilitation, financing and marketing.

•	Product focus: a portfolio concentration of Class AA/A apartment communities that are targeted toward the affluent renter-by-choice, are located primarily in in-fill locations and master-planned communities, and include garden, townhome and higher density apartment communities.

•	Local presence in multiple markets: an established local presence in each of our markets, which we serve through an experienced staff with superior knowledge of local markets and a culture which provides incentives for outstanding performance at all levels.

•	Strategic portfolio diversification: an established market presence in strategically selected major markets that are geographically independent, rely on diverse economic foundations, and have shown job growth substantially above national averages and resiliency to national economic downturns.

•	Brand recognition: a service-oriented philosophy which focuses on offering extensive resident amenities and services in high quality apartment homes to increase occupancy, rental rates and net operating income.

The Management Company

      Our fee management operations are conducted through Gables Residential Services, Inc., a subsidiary of the Operating Partnership. Gables Residential Services also provides other services to third parties, including construction, brokerage and corporate rental housing. A portion of these services are, or may also be, provided by the Operating Partnership directly, to the extent consistent with the gross income requirements for REITs under the Internal Revenue Code of 1986, as amended (the “Code”). To maintain our qualification as a REIT while realizing income from our fee management and related service business, the Operating Partnership owns 100% of the nonvoting common stock which represents 98.99% of the total equity of Gables Residential Services and 1% of the voting common stock which represents .01% of the total equity of Gables Residential Services. The non-voting common stock and voting common stock owned by the Operating Partnership together represent 99% of the equity interests in Gables Residential Services. Executive officers of Gables GP hold, in the aggregate, the remaining 1% of the equity in Gables Residential Services, representing 99% of the voting common stock. The voting common stock held by Gables GP’s executive officers is subject to a provision of the bylaws of Gables Residential Services that is designed to ensure that the stock will be held by officers of Gables GP at all times. This bylaw provision of Gables Residential Services cannot be amended without the vote of 100% of the outstanding voting common stock of such company.

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

      The fee management business is highly competitive, and we face competition from a variety of local, regional and national firms. We compete against these firms by stressing the quality and experience of our employees, the services provided by us, and the market presence and experience we have developed over the past eighteen years. We may nevertheless lose some of our third party management business, particularly when such properties are sold.

Environmental Matters

      Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property, and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with the contamination. Such laws, ordinances and regulations typically impose clean-up responsibility and liability without regard to whether the owner knew of or caused the presence of the contaminants, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances or the failure to properly remediate the contamination on such property may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is owned or operated by such person. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. Finally, the owner or operator of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. In connection with the ownership, operation, management and development of our communities and other real properties, we may be potentially liable for such damages and costs.

      Certain federal, state and local laws, ordinances and regulations govern the removal, encapsulation and disturbance of asbestos-containing materials (“ACMs”) when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws, ordinances and regulations may impose liability for release of ACMs and may provide for third parties to seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with the ownership, operation, management and development of our communities and other real properties, we may be potentially liable for such costs.

      In addition, recent studies have linked radon, a naturally-occurring substance, to increased risks of lung cancer. While there are currently no state or federal requirements regarding the monitoring for, presence of, or exposure to radon in indoor air, the U.S. Environmental Protection Agency and the Surgeon General recommend testing residences for the presence of radon in indoor air, and the EPA further recommends that concentrations of radon in indoor air be limited to less than 4 picocuries per liter of air (the “Recommended Action Level”). The presence of radon in concentrations equal to or greater than the Recommended Action Level in a community may adversely affect our ability to rent apartment homes in that community and the market value of the community.

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

      Our assessments of our communities have not revealed any environmental liability that we believe would have a material adverse effect on our business, assets or results of operations, nor are we aware of any such material environmental liability. Nevertheless, it is possible that our assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which we are unaware. Moreover, there can be no assurance that (1) future laws, ordinances or regulations will not impose any material environmental liability, or (2) the current environmental condition of our communities will not be affected by tenants, the condition of land or operations in the vicinity of the properties, such as the presence of underground storage tanks, or the actions of third parties unrelated to us.

      We believe that no ACMs were used in connection with the construction of our communities or will be used in connection with future construction. Our environmental assessments have revealed the presence of “potentially friable” ACMs at two of our communities. We have programs in place to maintain and monitor ACMs. We believe our communities are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products. We have not been notified by any governmental authority and are not otherwise aware of any material non-compliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of our present properties that would involve substantial expenditure, and we do not believe that compliance with applicable environmental laws or regulations will have an adverse material effect on us, our financial condition or results of operations.

Costs of Compliance with Americans with Disabilities Act and Similar Laws

      Under the Americans with Disabilities Act of 1990 (the “ADA”), all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. We believe that our communities are substantially in compliance with present requirements of the ADA as they apply to multifamily dwellings. A number of additional federal, state and local laws exist which also may require modifications to our communities or regulate certain further renovations with respect to access by disabled persons. For example, the Fair Housing Amendments Act of 1988 (the “FHAA”) requires apartment communities first occupied after March 13, 1990 to be accessible to the handicapped. Non-compliance with the FHAA could result in the imposition of fines or an award of damages to private litigants. We believe that our communities that are subject to the FHAA are substantially in compliance with this law.

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

Employees

      We provide a full range of real estate services through a staff of approximately 1,315 employees, including an experienced management team. There are no collective bargaining agreements with any of our employees. We believe relations with our employees are excellent.

Tax Matters

      We have elected to be taxed as a REIT under the Code. For the tax year ending December 31, 2000, a REIT must distribute at least 95% of its ordinary taxable income. As a result of recently enacted tax legislation, effective for tax years beginning after December 31, 2000, the distribution requirement has been reduced from 95% to 90% of a REIT’s ordinary taxable income. Provided we maintain our qualification as a REIT, we generally will not be subject to federal income tax on distributed net income. We currently utilize Gables Residential Services to provide management and other services to third parties that a REIT may be prohibited from providing. The taxable income of Gables Residential Services, if any, is subject to tax at regular corporate rates.

      The recently enacted tax legislation also alters the requirements for qualification as a REIT. In particular, the new legislation generally liberalizes, from the perspective of our historic operations, the asset diversification requirements applicable to REITs. Effective for tax years beginning after December 31, 2000, a REIT may own the securities of a “taxable REIT subsidiary” without limitation on the REIT’s voting control over the subsidiary, provided that not more than 20% of the value of the REIT’s total assets is represented by securities of one or more taxable REIT subsidiaries. A taxable REIT subsidiary would include a corporation in which we directly or indirectly own stock and which has elected to be treated as a taxable REIT subsidiary.

Policies with Respect to Significant Business Activities

      The following is a discussion of our investment, financing and other significant policies. These policies have been determined by our board of trustees and may be amended or revised from time to time by the board of trustees without a vote of the shareholders, except that (1) we cannot change our policy of holding assets and conducting business only through the Operating Partnership, Gables Residential Services and other permitted subsidiaries without the consent of the holders of Units as provided in the partnership agreement of the Operating Partnership, (2) changes in policies with respect to conflicts of interest must be consistent with legal requirements, and (3) we cannot take any action intended to terminate our qualification as a REIT without the approval of the holders of two-thirds of our common shares.

      Investment Policies. We will conduct all of our investment activities through the Operating Partnership and its subsidiaries. Our investment objectives are to provide quarterly cash distributions and achieve long-term capital appreciation through increases in our value. We may purchase income-producing multifamily apartments or other types of properties for long-term investment, expand and improve the communities presently owned or other properties purchased, or sell communities or other properties, in whole or in part, when circumstances warrant. We may also participate with third parties in apartment community ownership through joint ventures or other types of co-ownership. Equity investments may be subject to existing mortgage financing and other indebtedness or financing or indebtedness incurred in connection with acquiring or refinancing these investments. Debt service on such financing or indebtedness will have a priority over common shares and any distributions thereon.

      While we emphasize equity real estate investments in multifamily apartment communities, we may, at the discretion of the board of trustees, invest in other types of equity real estate investments and mortgages, including participating or convertible mortgages and other real estate interests. We currently intend to invest in apartment communities in specifically identified markets. However, future development or investment activities will not be limited to any geographic area or product type or to a specified percentage of our assets. We will not have any limit on the amount or percent of our assets invested in one property. Subject to the percentage of ownership limitations and gross income and asset tests necessary for REIT qualification, we may also invest in securities of other REITs, other entities engaged in real estate activities or which provide services to the real estate industry, or securities of other issuers, including for the purpose of exercising control over such entities. We may enter into joint ventures or partnerships for the purpose of obtaining an equity interest in a particular property in accordance with our investment policies. These investments may permit us to own interests in larger assets without unduly restricting diversification and, therefore, add flexibility in structuring our portfolio. We will not enter into a joint venture or partnership to make an investment that would not otherwise meet our investment policies. Investment in these securities is also subject to our policy not to be treated as an investment company under the Investment Company Act of 1940.

      Financing Policies. Our debt to total market capitalization ratio, defined as our total consolidated debt as a percentage of the December 31, 2000 market value of our outstanding common shares and Units plus total consolidated debt and preferred shares and Units at liquidation value, was approximately 43.3% at December 31, 2000. Excluding construction-related indebtedness, this ratio was 39.0% at December 31, 2000. This ratio will fluctuate with changes in the price of our common shares and the number of outstanding common shares or other forms of shares of beneficial interest, and differs from the debt-to-book capitalization ratio, which is based upon book values. This percentage will increase as we use financing to continue construction of our development communities and acquire additional multifamily apartment communities. As the debt-to-book capitalization ratio may not reflect the current income potential of a company’s assets and operations, we believe that, in most circumstances, the debt to total market capitalization ratio may provide an alternate indication of leverage for a company whose assets are primarily income-producing real estate and should be evaluated along with the debt service coverage and underlying components of our indebtedness.

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

      We currently have a senior unsecured debt rating of BBB from Standard and Poor’s and Baa2 from Moody’s Investors Service. Our Series A Preferred Shares currently have a rating of BBB- from Standard and Poor’s and baa3 from Moody’s Investors Service. We intend to adhere to financing policies that will allow us to maintain these investment grade credit ratings.

      Conflict of Interest Policies. As part of their employment agreements, each of Chris Wheeler (Chairmain, President and Chief Executive Officer), Jordan Clark (Chief Investment Officer), Mike Hefley (Chief Operating Officer), and Marvin Banks (Chief Financial Officer) is bound by a non-competition covenant. These non-competition covenants provide that, during the term of employment and for a period of one year following termination of employment, under certain circumstances, each individual is prohibited from directly or indirectly competing with us with respect to any multifamily apartment residential real estate property management, development, construction, acquisition or disposition activities undertaken or being considered by us. These employment agreements also contain certain non-solicitation covenants wherein each individual subject to the agreement is prohibited, during the term of employment and for a period of one year following employment, from directly or indirectly (1) soliciting or inducing any of our present or future employees to accept employment with such individual or any person or entity associated with such individual, (2) employing, or causing any person or entity associated with such individual to employ, any of our present or future employees without providing us prior written notice of such proposed employment, or (3) either for himself or for any other person or entity, competing for or soliciting the third party owners with whom we have an existing property management agreement. The employment agreements terminate on January 1, 2002, but are automatically extended for additional one-year periods unless notice is given by us or the employee three months prior to the agreement’s expiration that the agreement will not be renewed.

      In addition, trustees as well as officers (“Senior Management”) are bound by a conflict of interest policy which narrowly focuses on business activities of Senior Management which may compete directly with our business in the multifamily sector. Under this policy, Senior Management must refrain from engaging in activities such as serving as a director, trustee, officer, employee, partner, consultant, agent, investor, lender, or a significant financial stakeholder in an enterprise that engages, or proposes to engage in the acquisition, development, management, ownership, operation or disposition of multifamily residential real estate property in any market in which we are currently present or contemplating entering.

      Senior Management may engage in certain permissible competitive activities, although potentially competitive with us. These activities which are similar to the activities described in the preceding paragraph, include any proposed activity that is fully disclosed to and approved by the chairman of the board, any proposed activity which involves either fewer than 30 residential units or a total value of less than $3.0 million, and relates to a property that is not located within a five mile radius of our existing or proposed properties, and any activity by a trustee, if such activity is an incidental or non-recurring part of the regular duties and responsibilities associated with his or her employment.

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

Risk Factors

      Before you invest in our securities, you should be aware that there are various risks, including those described below. You should consider carefully these risk factors together with all of the information included or incorporated by reference in this document before you decide to purchase our securities. This section includes certain forward-looking statements.

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

      Policy of limiting debt level may be changed. While our current policy is not to incur debt that would make our ratio of debt to total market capitalization greater than 60%, our declaration of trust and bylaws do not contain any such limitations. Our ratio of debt to total market capitalization as of December 31, 2000 was 43%. Because we do not have any debt incurrence restrictions in our declaration of trust or bylaws, we could increase the amount of outstanding debt at any time. In the event that the price of our common shares increases, we could incur additional debt without increasing the ratio of debt to total market capitalization and without a concurrent increase in our ability to service such additional debt.

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

      Rising interest rates would increase interest costs and could affect the market price of our securities. We expect to incur variable rate debt under credit facilities in connection with the acquisition, construction and reconstruction of multifamily apartment communities in the future, as well as for other purposes. Accordingly, if interest rates increase, so will our interest costs to the extent the variable rate increase is not hedged effectively. In addition, an increase in market interest rates may lead purchasers of our securities to demand a higher annual yield, which could adversely affect the market price of our outstanding securities.

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

      Bond compliance requirements could limit income and restrict use of communities and cause favorable financing to become unavailable. Some of our multifamily apartment communities are financed with obligations issued by various local government agencies or instrumentalities, the interest on which is exempt from federal income taxation. These obligations are commonly referred to as “tax-exempt bonds.” The bond compliance requirements for our current tax-exempt bonds, and the requirements of any future tax-exempt bond financing, may have the effect of limiting our income from communities subject to such financing. Under the terms of our tax-exempt bonds, we must comply with various restrictions on the use of the communities financed by such bonds, including a requirement that a percentage of apartments be made available to low and middle income households. In addition, some of our tax-exempt bond financing documents require that a financial institution guarantee payment of the principal of, and interest on, the bonds. The guarantee may take the form of a letter of credit, surety bond, guarantee agreement or other additional collateral. If the financial institution defaults in its guarantee obligations, or we are unable to renew the applicable guarantee or otherwise post satisfactory collateral, a default will occur under the applicable tax-exempt bonds and the community could be foreclosed upon.

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

      Share ownership limit may prevent takeovers beneficial to shareholders. For us to maintain our qualification as a REIT for federal income tax purposes, not more than 50% in value of our outstanding shares of beneficial interest may be owned, directly or indirectly, by five or fewer individuals. As defined for federal income tax purposes, the term “individuals” includes a number of specified entities. Our declaration of trust includes restrictions regarding transfers of our shares of beneficial interest and ownership limits that are intended to assist us in satisfying such limitations. The ownership limit may have the effect of delaying, deferring or preventing someone from taking control of us, even though such a change of control could involve a premium price for our shareholders or otherwise could be in our shareholders’ best interests.

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

      As of December 31, 2000, we owned or had an interest in 83 stabilized communities consisting of 24,774 apartment homes, and owned or had an interest in 10 development/lease-up communities consisting of 2,719 apartment homes. The communities, comprising a total of 27,493 apartment homes, are located in Texas, Georgia, Florida and Tennessee. The following table shows the locations of the communities and the number of apartment homes in each metropolitan area:

	NUMBER OF COMMUNITIES			NUMBER OF APARTMENT HOMES
							PERCENT OF
		DEVELOPMENT/			DEVELOPMENT/		TOTAL APT.
LOCATION	STABILIZED	LEASE-UP	TOTAL	STABILIZED	LEASE-UP	TOTAL	HOMES

Houston, TX (1)	21	1	22	7,002	296	7,298	26.6%
Atlanta, GA (2)	20	2	22	6,199	263	6,462	23.5%
Boca Raton, FL (3)	17	2	19	4,729	610	5,339	19.4%
Dallas, TX (4)	9	2	11	2,181	467	2,648	9.6%
Austin, TX	7	—	7	1,677	—	1,677	6.1%
Memphis, TN (5)	3	—	3	1,309	—	1,309	4.8%
Orlando, FL	2	2	4	511	763	1,274	4.6%
Nashville, TN (6)	4	—	4	1,166	—	1,166	4.2%
Tampa, FL	—	1	1	—	320	320	1.2%

Totals	83	10	93	24,774	2,719	27,493	100.0%

(1)	Includes a stabilized community comprising 318 apartment homes in which we have a 25% interest and a stabilized community comprising 382 apartment homes in which we have a 20% interest.

(2)	Includes a stabilized community comprising 435 apartment homes in which we have a 20% interest.

(3)	Includes two stabilized communities comprising 532 apartment homes and two development/lease-up communities comprising 610 apartment homes in which we have a 20% interest.

(4)	Includes one stabilized community comprising 222 apartment homes and one development/lease-up community comprising 290 apartment homes in which we have a 20% interest.

(5)	Includes one stabilized community comprising 345 apartment homes in which we have a 25% interest and one stabilized community comprising 500 apartment homes in which we have a 9% interest.

(6)	Includes two stabilized communities comprising 618 apartment homes in which we have a 9% interest.

      Stabilized Communities. We developed 40 communities consisting of 11,641 apartment homes and acquired 43 communities consisting of 13,133 apartment homes. We manage and operate all of the stabilized communities, which are typically two and three-story garden apartments, townhomes and higher-density apartments. As of December 31, 2000, the communities had an average scheduled monthly rental rate per apartment home of $917 or $0.92 per square foot and a physical occupancy rate of 96%. The average age of the communities is approximately nine years.

      Most of our communities offer many attractive features designed to enhance their market appeal, such as vaulted ceilings, fireplaces, dishwashers, disposals, washer/dryer connections, ice-makers, patios and decks. Recreational facilities include swimming pools, fitness facilities, playgrounds, picnic areas and tennis and racquetball courts. In many communities, we make amenities and services such as aerobic classes, resident social events, dry cleaning pickup and delivery, and the use of fax, computer and copy equipment available to residents. In-depth market research, including periodic focus groups with residents and feedback from on-site management personnel, is used to refine and enhance management services and community design. Additional information regarding our stabilized communities at December 31, 2000 follows:

Stabilized Community Features as of December 31, 2000

										Scheduled Rent
		Number of	Approximate		Year			Average		at 12/31/00 Per
		Apartment	Rentable	Total	Constructed/		Year	Unit Size	Occupancy
Community Name(1)		Homes	Sq. Ft.(2)	Acreage	Renovated		Acquired	(Sq. Ft.)	at 12/31/00	Unit	Sq. Ft.

Houston, TX

Austin Colony	(3)	237	231,621	11.0	1984		1998	977	94%	$889	$0.91

Baybrook Village		776	620,428	26.4	1981		1990	800	97%	612	0.76

Gables Bradford Place	(3)	372	320,322	13.3	1991		—	861	97%	773	0.90

Gables Bradford Pointe	(3)	360	276,417	13.5	1990		—	768	99%	685	0.89

Gables Champions		404	367,588	29.7	1995		1997	910	95%	764	0.84

Gables CityPlaza		246	217,374	7.5	1995		—	884	98%	936	1.06

Gables Cityscape	(3)	252	214,824	6.8	1991		—	852	98%	871	1.02

Gables CityWalk/Waterford Sq	(3)	317	255,823	8.7	1990/85		—/1992	807	97%	854	1.06

Gables Edgewater		292	257,339	12.2	1990		—	881	97%	809	0.92

Gables Meyer Park I		345	297,054	11.0	1993		—	861	97%	959	1.11

Gables New Territory		256	233,652	15.0	1998		—	913	96%	867	0.95

Gables of First Colony		324	321,848	13.3	1996		1997	993	96%	900	0.91

Gables Piney Point	(3)	246	227,880	7.5	1994		—	926	99%	881	0.95

Gables Pin Oak Green		582	593,478	14.4	1990		1996	1,020	96%	915	0.90

Gables Pin Oak Park		477	486,308	11.9	1992		1996	1,020	93%	964	0.95

Gables Raveneaux	(4)	382	401,327	20.9	2000		—	1,051	95%	972	0.93

Lions Head	(3)	277	233,796	10.3	1983		1998	844	97%	726	0.86

Metropolitan Uptown	(5)	318	290,141	8.9	1995		—	912	89%	1,032	1.13

Rivercrest I	(3)	140	118,020	5.1	1982		1987	843	96%	727	0.86

Rivercrest II	(3)	140	118,020	5.0	1983		1998	843	94%	716	0.85

Windmill Landing	(3)	259	224,689	9.8	1984		1998	868	98%	724	0.83

Totals/Weighted Averages		7,002	6,307,949	262.2				901	96%	$832	$0.92

Atlanta, GA

Briarcliff Gables		104	128,976	5.2	1995		—	1,240	97%	$1,193	$0.96

Buckhead Gables		162	122,548	3.5	1994	(6)	1994	756	97%	890	1.18

Dunwoody Gables	(3)	311	290,396	10.4	1995		—	934	96%	893	0.96

Gables Cityscape		192	159,360	5.5	1989		1994	830	98%	935	1.13

Gables Metropolitan	(4)	435	487,472	15.0	2000		—	1,121	93%	1,241	1.11

Gables Mill		438	406,676	36.1	1988		1997	928	95%	905	0.97

Gables Northcliff		82	127,990	12.7	1978		1997	1,561	96%	1,273	0.82

Gables at Sugarloaf		386	387,901	29.7	1998		—	1,005	95%	919	0.91

Gables Vinings		315	336,735	15.2	1997		—	1,069	94%	1,088	1.02

Gables Walk		310	367,226	19.7	1996 - 97		1997	1,185	95%	1,168	0.99

Gables Wood Arbor	(3)	140	127,540	9.9	1987		—	911	94%	781	0.86

Gables Wood Crossing	(3)	268	257,012	22.3	1985 - 86		—	959	97%	780	0.81

Gables Wood Glen	(3)	380	377,340	23.8	1983		—	993	96%	728	0.73

Gables Wood Knoll	(3)	312	311,064	19.6	1984		—	997	95%	768	0.77

Lakes at Indian Creek	(3)	603	552,384	49.8	1969 - 72		1993	916	91%	673	0.73

Rock Springs Estates		295	298,302	28.7	1945 - 92		1997	1,011	95%	959	0.95

Roswell Gables I	(3)	384	417,288	28.3	1995		—	1,087	92%	945	0.87

Roswell Gables II	(3)	284	334,268	28.3	1997		—	1,177	94%	964	0.82

Spalding Gables	(3)	252	249,333	11.2	1995		—	989	98%	946	0.96

Wildwood Gables	(3)	546	619,710	37.9	1992 - 93	(6)	1991	1,135	94%	956	0.84

Totals/Weighted Averages		6,199	6,359,521	412.8				1,026	95%	$927	$0.90

Boca Raton, FL

Boca Place	(3)	180	175,812	9.4	1984		1998	977	98%	$899	$0.92

Cotton Bay	(3)	444	436,460	37.6	1986		1998	983	95%	763	0.78

Gables Palma Vista	(4)	189	273,606	12.0	2000		—	1,448	97%	1,552	1.07

Hampton Lakes	(3)	300	317,004	11.0	1986		1998	1,057	94%	801	0.76

Hampton Place		368	352,528	14.1	1985		1998	958	96%	767	0.80

Kings Colony	(3)	480	426,590	18.8	1986		1998	889	99%	805	0.91

Mahogany Bay	(3)	328	330,459	25.4	1986		1998	1,007	96%	812	0.81

Mizner on the Green		246	311,176	8.9	1996		1998	1,265	99%	1,700	1.34

San Michele I		249	332,683	32.4	1998		1998	1,336	93%	1,488	1.11

San Michele II	(4)	343	475,506	32.4	2000		—	1,386	96%	1,459	1.05

San Remo		180	329,978	11.8	1995		1998	1,833	98%	1,309	0.71

Town Colony	(3)	172	147,724	10.0	1985		1998	859	99%	880	1.02

Vinings at Boynton Beach I		252	302,148	18.0	1996		1998	1,199	97%	966	0.81

Stabilized Community Features as of December 31, 2000

									Scheduled Rent
		Number of	Approximate		Year		Average		at 12/31/00 Per
		Apartment	Rentable	Total	Constructed/	Year	Unit Size	Occupancy
Community Name(1)		Homes	Sq. Ft.(2)	Acreage	Renovated	Acquired	(Sq. Ft.)	at 12/31/00	Unit	Sq. Ft.

Boca Raton, FL (continued)
Vinings at Boynton Beach II		296	357,653	15.9	1997	1998	1,208	97%	$948	$0.78
Vinings at Hampton Village	(3)	168	202,752	8.6	1988	1998	1,207	98%	848	0.70
Vinings at Town Place	(3)	312	260,192	13.0	1987	1998	834	97%	865	1.04
Vinings at Wellington		222	297,138	12.7	1998	1998	1,338	91%	1,033	0.77

Totals/Weighted Averages		4,729	5,329,409	292.0			1,127	96%	$1,017	$0.90

Dallas, TX
Arborstone		536	383,360	24.5	1985	1993	715	95%	$552	$0.77
Gables at Pearl Street		108	117,688	3.6	1995	—	1,090	99%	1,370	1.26
Gables CityPlace		232	244,056	7.1	1995	1997	1,052	97%	1,383	1.31
Gables Green Oaks I		300	286,740	12.8	1996	—	956	95%	797	0.83
Gables Mirabella		126	114,902	1.4	1996	1997	912	89%	1,196	1.31
Gables San Raphael	(4)	222	200,478	5.4	1999	—	903	97%	935	1.04
Gables Spring Park		188	198,178	12.3	1996	—	1,054	98%	946	0.90
Gables Turtle Creek		150	150,930	3.1	1995	1996	1,006	98%	1,119	1.11
Gables Valley Ranch	(3)	319	325,534	14.8	1994	—	1,020	92%	936	0.92

Totals/Weighted Averages		2,181	2,021,866	85.0			927	95%	$920	$0.99

Austin, TX
Gables at the Terrace		308	292,292	18.6	1998	1998	949	93%	$1,193	$1.26
Gables Barton Creek	(3)	160	185,846	11.6	—	2000	1,162	93%	1,542	1.33
Gables Bluffstone		256	251,909	32.7	1998	—	984	96%	1,185	1.20
Gables Central Park		273	257,043	6.9	1997	—	942	100%	1,278	1.36
Gables Great Hills		276	228,930	23.7	1993	—	829	97%	902	1.09
Gables Park Mesa		148	161,540	24.3	1992	1997	1,091	100%	1,191	1.09
Gables Town Lake		256	239,264	12.0	1996	—	935	95%	1,309	1.40

Totals/Weighted Averages		1,677	1,616,824	129.8			964	96%	$1,209	$1.25

Memphis, TN
Arbors of Harbortown	(5)	345	341,258	15.0	1991	—	989	97%	$863	$0.87
Gables Cordova	(3)	464	434,461	32.2	1986	—	936	95%	666	0.71
Gables Stonebridge	(7)	500	439,646	34.0	1993 - 96	1996	879	93%	683	0.78

Totals/Weighted Averages		1,309	1,215,365	81.2			928	95%	$725	$0.78

Nashville, TN
Brentwood Gables	(7)	254	287,594	14.5	1996	—	1,132	98%	$850	$0.75
Gables Hendersonville	(7)	364	342,982	21.0	1991	—	942	95%	654	0.69
Gables Hickory Hollow I	(3)	272	247,322	19.0	1988	—	909	92%	643	0.71
Gables Hickory Hollow II	(3)	276	259,704	18.0	1987	—	941	95%	659	0.70

Totals/Weighted Averages		1,166	1,137,602	72.5			976	95%	$696	$0.71

Orlando, FL
Gables Celebration		231	267,417	8.8	1999	—	1,158	94%	$1,243	$1.07
Commons at Lake Bryan I	(8)	280	289,436	16.5	1998	—	1,034	100%	—	—

Totals/Weighted Averages		511	556,853	25.3			1,090	97%	$1,243	$1.07

Grand Totals/Weighted Averages		24,774	24,545,389	1,360.8			991	96%	$917	$0.92

(1)	Except as noted in notes (4), (5), and (7), we hold fee simple title to each of the communities. Except as noted in notes (3), (4), (5), and (7), the communities are unencumbered.
(2)	In the Atlanta and Tennessee markets, rentable area is measured including any patio or balcony. In the Texas markets, rentable area is measured using only the heated area. In the Florida markets, rentable area is measured using only the air conditioned area.
(3)	The denoted communities secure indebtedness totaling $381.5 million as of December 31, 2000.
(4)	We hold an indirect 20% interest in these communities. These communities secure indebtedness totaling $78.1 million at December 31, 2000.
(5)	We hold an indirect 25% interest in these communities. These communities secure indebtedness totaling $34.8 million at December 31, 2000.
(6)	Year renovated; these communities were originally constructed as follows: Buckhead Gables: 1964 and Wildwood Gables: 1972.
(7)	We hold an indirect 9% interest in these communities. These communities secure indebtedness totaling $52.1 million at December 31, 2000.
(8)	This community is leased to a single user group pursuant to a triple net master lease. Accordingly, scheduled rent data is not reflected.

     Development and Lease-up Communities. The development communities have been designed to generally resemble the stabilized communities we developed previously and to offer similar amenities. The development communities and recently completed communities reflect our continuing research of consumer preferences for upscale multifamily rental housing and incorporate and emphasize garage parking, increased privacy, high quality interiors, high speed internet access, and private telephone and television systems. Additional information regarding our development communities at December 31, 2000 follows:

							Actual or Estimated Quarter of
	Number of	Total		Percent at December 31, 2000
	Apartment	Budgeted					Const.	Initial	Const.	Stabilized
Community	Homes	Cost		Complete	Leased	Occupied	Start	Occupancy	End	Occupancy

		(millions)								(1)
Wholly-Owned Development Communities:

Orlando, FL
Gables Chatham Square	448	$36		96%	100%	86%	2Q '99	2Q '00	1Q '01	1Q '01
Gables North Village	315	41		67%	19%	4%	4Q '99	4Q '00	4Q '01	1Q '02

Atlanta, GA
Gables Montclair	183	24		10%	—	—	3Q '00	4Q '01	1Q '02	3Q '02
Gables Paces	80	21		33%	—	—	3Q '00	4Q '01	4Q '01	1Q '02

Dallas, TX
Gables State Thomas Townhomes	177	36		92%	30%	27%	4Q '99	3Q '00	2Q '01	4Q '01

Houston, TX
Gables Meyer Park II	296	27		1%	—	—	4Q '00	4Q '01	2Q '02	3Q '02

Tampa, FL
Gables West Park Village (2)	320	35		6%	—	—	4Q '00	4Q '01	3Q '02	4Q '02

Wholly-Owned Totals	1,819	$220

Co-Investment Development/
Lease-Up Communities (3), (4):

Boca Raton, FL
Gables Crestwood	290	$25		85%	24%	21%	4Q '99	3Q '00	2Q '01	4Q '01
Gables Grande Isle	320	23		100%	76%	72%	2Q '99	1Q '00	3Q '00	2Q '01

Dallas, TX
Gables Ravello	290	33		96%	46%	40%	2Q '99	2Q '00	1Q '01	3Q '01

Co-Investment Totals	900	$81	(4)

Development totals	2,719	$301

(1)	Stabilized occupancy is defined as the earlier to occur of (1) 93% occupancy or (2) one year after completion of construction.
(2)	This development community includes 40,000 square feet of commercial space.
(3)	These communities were contributed into the Gables Residential Apartment Portfolio JV in which we have a 20% interest.
(4)	Construction loan proceeds are expected to fund 50% of the total budgeted costs. The remaining costs will be funded by capital contributions to the venture from the venture partner and us in a funding ratio of 80% and 20%, respectively.

      Undeveloped Sites. As of December 31, 2000, we owned the following four undeveloped sites on which we intend to develop multifamily communities in the future. We also owned additional sites at December 31, 2000 that are excluded from the table below because we do not currently intend to develop apartment communities on these sites in the foreseeable future.

		Estimated Number
Undeveloped Sites	Metropolitan Area	of Apartment Homes

Gables Metropolitan II	Atlanta, GA	285
Gables White Oak	Houston, TX	186
Gables State Thomas II	Dallas, TX	204
Gables Northlake	Boca Raton, FL	450

Total		1,125

      There can be no assurance of when or if the undeveloped sites will be developed.

      Development Rights. As of December 31, 2000 we had four development rights.

		Estimated Number
Development Rights	Metropolitan Area	of Apartment Homes

Gables West Park Village
Phases II & III	Tampa, FL	620 (1)
Gables Jenson	Boca Raton, FL	400
Gables Jupiter	Jupiter, FL	311

		1,331

(1)	This land parcel is under option.

      There can be no assurance of when or if the development rights will be exercised.

      The following is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. The projections contained in the tables above under the captions “Development and Lease-up Communities,” “Undeveloped Sites” and “Development Rights” are forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. Risks associated with our development, construction and land acquisition activities, which could impact the forward-looking statements made, include: development and acquisition opportunities may be abandoned; construction costs of a community may exceed original estimates, possibly making the community uneconomical; and construction and lease-up may not be completed on schedule, resulting in increased debt service and construction costs. Development of the undeveloped sites and development rights is subject to permits and other governmental approvals as well as our ongoing business review of the underlying real estate fundamentals and the impact on our capital structure. There can be no assurance that we will decide or be able to develop the undeveloped sites, complete development of all or any of the communities subject to the development rights, or complete the number of apartment homes shown above.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      There is no established public trading market for the Operating Partnership’s Units. As of March 16, 2001, there were 98 holders of record of Units.

      The following table sets forth the quarterly distributions per Unit to holders of Units for the period indicated.

Quarter Ended	Distribution
Declared

March 31, 1999	$0.5100

June 30, 1999	0.5100

September 30, 1999	0.5300

December 31, 1999	0.5300

March 31, 2000	0.5300

June 30, 2000	0.5300

September 30, 2000	0.5675

December 31, 2000	0.5675

March 31, 2001	0.5675

      The Operating Partnership currently intends to make quarterly distributions to holders of its Units. Distributions are declared at the discretion of the board of directors of Gables GP, the general partner of the Operating Partnership, and will depend on actual funds from operations, its financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code, and other factors the board of directors may deem relevant. The board of directors may modify the Operating Partnership’s distribution policy from time to time.

      Certain of our debt agreements contain customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions in excess of stated amounts, which in turn restricts the Trust’s discretion to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 95% of its consolidated income that is available for distribution, as defined in the related agreement, exclusive of distributions of capital gains for such year. The applicable debt agreements contain exceptions to these limitations to allow the Operating Partnership to make any distributions necessary to allow the Trust to maintain its status as a REIT. We do not anticipate that this provision will adversely effect the ability of the Operating Partnership to make distributions or the Trust’s ability to declare dividends as currently anticipated.

      Each time the Trust issues shares of beneficial interest, it contributes the proceeds of such issuance to the Operating Partnership in return for a like number of Units with rights and preferences analogous to the shares issued. During the period commencing on October 1, 2000 and ending on December 31, 2000, in connection with issuances of common shares by the Trust during that time period, the Operating Partnership issued an aggregate 36,997 Units to the Trust. Such Units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.

ITEM 6.	SELECTED FINANCIAL AND OPERATING INFORMATION

      The following table sets forth selected financial and operating information which should be read in conjunction with the Operating Partnership’s financial statements and notes included elsewhere in this document. The consolidated operating information for the years ended December 31, 2000, 1999 and 1998 has been derived from the financial statements audited by Arthur Andersen LLP, independent public accountants, whose report is included in this document. The consolidated operating information for the years ended December 31, 1997 and 1996 has been derived from the audited financial statements not included in Arthur Andersen’s report.

		GABLES REALTY LIMITED PARTNERSHIP
		SELECTED FINANCIAL AND OPERATING INFORMATION

		2000	1999	1998	1997	1996

		(Amounts in Thousands, Except Property and Per Unit Data)
Operating Information:
Rental revenues		$217,384	$221,689	$199,292	$132,371	$104,543
Other property revenues		12,405	12,121	9,988	6,322	4,928

Total property revenues		229,789	233,810	209,280	138,693	109,471
Other revenues		12,304	11,787	8,120	5,436	7,353

Total revenues		242,093	245,597	217,400	144,129	116,824

Property operating and maintenance (exclusive of items shown separately below)		75,444	78,689	70,502	47,592	38,693
Depreciation and amortization		44,500	46,073	40,650	25,194	18,892
Property management (owned and third party)		10,007	8,893	7,977	5,696	5,617
Interest expense and credit enhancement fees		45,539	44,259	39,974	25,313	21,688
Amortization of deferred financing costs		895	919	984	992	1,348
General and administrative		7,154	5,796	6,242	3,248	3,045
Severance costs		—	2,800	—	—	—

Total expenses		183,539	187,429	166,329	108,035	89,283

Gain on sale of real estate assets		29,467	8,864	—	5,349	—
Loss on treasury locks		—	—	(5,637)	(1,178)	—

Income before extraordinary loss		88,021	67,032	45,434	40,265	27,541
Extraordinary loss		—	—	—	(712)	(631)

Net income		88,021	67,032	45,434	39,553	26,910
Dividends to preferred unitholders		(14,083)	(14,083)	(10,252)	(4,163)	—

Net income available to common unitholders		$73,938	$52,949	$35,182	$35,390	$26,910

Weighted average common Units outstanding — basic		30,365	32,277	30,212	23,441	20,194
Weighted average common Units outstanding — diluted		30,439	32,796	30,340	23,591	20,283

Per Common Unit Information:
Income before extraordinary loss — basic		$2.43	$1.64	$1.16	$1.54	$1.36
Net income — basic		2.43	1.64	1.16	1.51	1.33
Income before extraordinary loss — diluted		2.43	1.64	1.16	1.53	1.35
Net income — diluted		2.43	1.64	1.16	1.50	1.32
Distributions paid		2.20	2.08	2.02	2.47	1.93
Distributions declared		2.20	2.08	2.02	1.98	1.94

Other Information:
Cash flows provided by operating activities		$105,189	$105,029	$90,555	$69,961	$51,956
Cash flows provided by (used in) investing activities		19,567	80,928	(359,263)	(229,411)	(213,923)
Cash flows (used in) provided by financing activities		(128,467)	(185,048)	272,583	158,244	157,823
Funds from operations	(1)	90,605	89,775	75,494	56,179	46,238
Gross operating margin	(2)	67.2%	66.3%	66.3%	65.7%	64.7%
Completed communities at year-end		84	81	86	61	48
Apartment homes in completed communities at year-end		25,094	23,941	25,288	18,479	15,244
Average monthly revenue per apartment home	(3)	$830	$810	$780	$755	$700

Balance Sheet Information:
Real estate assets, before accumulated depreciation		$1,587,844	$1,589,384	$1,682,122	$1,056,438	$784,932
Total assets		1,453,020	1,471,364	1,586,317	981,167	759,660
Total debt		765,927	755,485	812,788	435,362	390,321
Partners’ capital and partners’ capital interest		638,898	660,261	718,573	513,497	332,908

Funds From Operations Reconciliation:
Net income available to common unitholders		$73,938	$52,949	$35,182	$35,390	$26,910
Real estate depreciation	(4)	45,289	45,942	40,312	24,935	18,697
Extraordinary loss		—	—	—	712	631
Gain on sale of previously depreciated real estate assets		(28,622)	(9,116)	—	(4,858)	—

Funds from operations		$90,605	$89,775	$75,494	$56,179	$46,238

NOTES TO SELECTED FINANCIAL AND OPERATING INFORMATION

      (1) We consider funds from operations (“FFO”) to be a useful performance measure of the operating performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund distributions and capital expenditures. We believe that in order to facilitate a clear understanding of our operating results, FFO should be examined in conjunction with net income as presented in the financial statements and data included elsewhere in this report. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). Effective January 1, 2000, NAREIT amended its definition of FFO to include in FFO all non-recurring items, except those defined as extraordinary items under GAAP and gains and losses from sales of depreciable operating property. We are using the amended definition of FFO in reporting our results for all periods on or after January 1, 2000. In addition, we have restated FFO reported for prior periods. FFO, as defined by NAREIT, represents net income (loss) determined in accordance with generally accepted accounting principles (“GAAP”), excluding extraordinary items as defined under GAAP and gains or losses from sales of depreciable operating property, plus certain non-cash items, such as real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, our FFO is comparable to the FFO of real estate companies that use the NAREIT definition. FFO should not be considered as an alternative to net income, an indicator of our operating performance or an alternative to cash flows as a measure of liquidity. FFO does not measure whether cash flow is sufficient to fund all of our cash needs, including principal amortization, capital expenditures, and distributions to shareholders and unitholders. Additionally, FFO does not represent cash flows from operating, investing or financing activities as defined by GAAP. Reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of our cash needs and cash flows.

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

      (4) Reflects real estate depreciation for both wholly-owned communities and joint ventures.

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      All references to “we,” “our” or “us” refer collectively to Gables Realty Limited Partnership and its subsidiaries.

      We are entity through which Gables Residential Trust (the “Trust”), a real estate investment trust (a “REIT”), conducts substantially all of its business and owns, either directly or indirectly through subsidiaries, substantially all of its assets. We are focused within the multifamily industry in demand-driven markets throughout the United States that have high job growth and are resilient to economic downturns. Our operating performance relies predominantly on net operating income from our apartment communities. Net operating income is determined by rental revenues and operating expenses, which are affected by the demand and supply dynamics within our markets. Our performance is also affected by the general availability and cost of capital and our ability to develop and acquire additional apartment communities with returns in excess of our blended cost of capital.

Business Objectives and Strategy

      The Trust’s objective is to increase shareholder value by producing consistent high quality earnings to sustain dividend growth and annual total returns that exceed the multifamily sector average. To achieve that objective, we employ a number of business strategies. First, our long-term investment strategy is research-driven with the objective of creating a portfolio of high quality assets in approximately six to eight strategically selected markets that are complementary through economic diversity and characterized by high job growth and resiliency to national economic downturns. We believe such a portfolio will provide predictable growth in operating cash flow on a sustainable basis. Second, we adhere to a strategy of owning and operating high quality, class AA/A apartment communities under the Gables® brand. We believe that such communities, when located in highly desirable areas to live and supplemented with high quality service and amenities, attract the affluent renter-by-choice who is willing to pay a premium for location preference, superior service and high quality communities. The resulting portfolio should maintain high levels of occupancy and rental rates. This, coupled with more predictable operating expenses and reduced capital expenditure requirements associated with high quality construction materials, should lead to operating margins that exceed national averages for the multifamily sector and sustainable growth in operating cash flow. Third, our aim is to be recognized as the employer of choice within the industry. Our mission of Taking Care of the Way People Live is a cornerstone of our strategy, involving innovative human resource practices that we believe will attract and retain the highest caliber associates. Because of our long-established presence as a fully integrated apartment management, development, construction, acquisition and disposition company within our markets, we have the ability to offer multi-faceted career opportunities among the various disciplines within the industry. Finally, our capital strategy is to maximize return on invested capital while maintaining financial flexibility through a conservative, investment grade credit profile. We judiciously manage our capital and are able to recycle existing capital through asset dispositions. We believe the successful execution of these strategies will result in operating cash flow and dividend growth, producing annual total returns that exceed the multifamily REIT sector average.

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

      Portfolio-wide occupancy levels have remained high and portfolio-wide rental rates have continued to increase during each of the last several years. We expect portfolio-wide rental expenses to increase at a rate slightly ahead of inflation and believe that it will approximate the increase in property revenues for the coming twelve months. Our ongoing evaluation of the growth prospects for a specific asset may result in a determination to dispose of the asset. In that event, we would intend to sell the asset and utilize the net proceeds from any such sale to invest in new assets expected to have better growth prospects, reduce indebtedness or, in certain circumstances with appropriate approval from the Trust’s board of trustees, repurchase outstanding common shares. We maintain staffing levels sufficient to meet existing construction, acquisition, and leasing activities. If market conditions warrant, we would anticipate adjusting staffing levels to mitigate a negative impact on results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

Forward-Looking Statements

      This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results or developments could differ materially from those projected in such statements as a result of the risk factors set forth under the “Risk Factors” section in Item 1, in the relevant paragraphs of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying consolidated financial statements and notes thereto.

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

Issuances of Common Operating Partnership Units

      Since the IPO, we have issued a total of 4,421 common units of limited partnership interest (“Units”) in connection with the 1998 acquisition of the properties and operations of Trammell Crow Residential South Florida (“South Florida”), the acquisition of other operating apartment communities, and the acquisition of a parcel of land for future development.

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

Common Equity Repurchase Program

      We have a common equity repurchase program pursuant to which the Trust is authorized to purchase up to $150 million of its outstanding common shares or Units. The Trust has repurchased shares from time to time in open market and privately negotiated transactions, depending on market prices and other conditions, using proceeds from sales of selected assets. Whenever the Trust repurchases common shares from shareholders, we are required to redeem from the Trust an equivalent number of Units on the same terms and for the same aggregate price. After redemption, the Units redeemed by us are no

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

longer deemed outstanding. Units have also been repurchased for cash upon their presentation for redemption by unitholders. As of December 31, 2000, we had redeemed 4,267 Units, for a total of $102,048, including 3,980 Units redeemed by the Trust.

Shelf Registration Statement

      We have an effective shelf registration statement on file with the Securities and Exchange Commission providing $500 million of equity capacity and $300 million of debt capacity. We believe it is prudent to maintain shelf registration capacity in order to facilitate future capital raising activities. To date, there have been no issuances under this shelf registration statement other than the issuance of $150 million of senior unsecured notes in February 2001.

Portfolio and Other Financing Activity

Community Dispositions (exclusive of joint venture transactions)

      During 2000, we sold an apartment community located in Dallas comprising 126 apartment homes, an apartment community located in Houston comprising 228 apartment homes, two apartment communities located in San Antonio comprising 544 apartment homes, and a parcel of land adjacent to an existing apartment community located in Atlanta. The net proceeds from these sales totaled $81 million, $30 million of which was deposited into an escrow account and is being used to fund development and acquisition activities. The balance of the net proceeds was used to paydown outstanding borrowings under interim financing vehicles and purchase common shares and Units under the Trust’s common equity repurchase program. The total gain from these sales was $20.4 million, of which $19.6 million was recognized in 2000. The remaining gain of $0.8 million was deferred at December 31, 2000 and will be recognized when earned using the percentage of completion method because we serve as the developer and general contractor for the purchaser of the land parcel and have a commitment to construct an apartment community on the parcel of land sold.

      During 1999, we sold three apartment communities located in Atlanta comprising 676 apartment homes, two apartment communities located in Memphis comprising 490 apartment homes, an apartment community located in Houston comprising 412 apartment homes, and an outparcel of land from an existing development community located in Dallas. The net proceeds from these sales totaled $96.7 million and were used to pay down outstanding borrowings under interim financing vehicles and purchase common shares and Units under the Trust’s common equity repurchase program. The total gain from these sales was $8.9 million.

CMS Tennessee Multifamily Joint Venture

      On December 28, 2000, we sold 91% of our interests in three apartment communities comprising 1,118 apartment homes to a joint venture with CMS Companies. Two of these communities are located in Nashville and the third is located in Memphis. We currently have a 1% general partner interest and an 8% limited partner interest in this venture. In addition, we serve as the property manager. We received net proceeds of approximately $61 million in connection with this sale and we recognized a gain of approximately $9.9 million. The net proceeds were used to repay a fixed-rate note payable with an outstanding principal balance of approximately $18.6 million that encumbered one of the assets and to reduce borrowings under our interim financing vehicles.

Gables Residential Apartment Portfolio Joint Venture

      On March 26, 1999, we entered into a joint venture in which our economic ownership interest is currently 20%. The business purpose of the joint venture is to develop, own and operate eight multifamily apartment communities, located in four of our markets. We serve as the managing member of the venture and have responsibility for all day-to-day operating matters. We also serve as the property manager, developer and general contractor for construction activities. On March 26, 1999, we contributed our interest in seven of the development communities to the joint venture in return for (1) cash of $60.3 million and (2) an initial capital account in the joint venture of $15.2 million. On December 2, 1999, we contributed our interest in the eighth development community to the joint venture in return for (1) cash of $4.8 million and (2) an increase in the initial capital account in the joint venture of $1.2 million. As of the respective contribution dates, we (1) had commenced construction of four of the communities, (2) owned the land for the future development of three of the communities, and (3) owned the acquisition right for the land for the future development of one of the communities. The capital budget for the

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

development of the eight communities is $238 million and is being funded with 50% equity and 50% debt. The equity component is being funded 80% by the venture partner and 20% by us. Our portion of the equity was funded through contributions of cash and property. As of December 31, 2000, we had funded our total equity commitment of $23.8 million to the joint venture. At December 31, 2000, construction was complete with respect to six of the eight communities and five of the six completed communities had reached a stabilized occupancy level.

Community Acquisition

      During the third quarter of 2000, we acquired an apartment community located in Austin comprising 160 apartment homes. In consideration for such community, we paid $5.7 million in cash and assumed a $14.1 million secured fixed-rate note.

Portfolio Acquisitions

      On April 1, 1998, we acquired the properties and operations of South Florida, which consisted of fifteen multifamily apartment communities containing a total of 4,197 apartment homes, and all of South Florida’s residential construction and development and third party management activities. In consideration for those properties and operations, we (1) paid $155.0 million in cash, (2) assumed $135.9 million of tax-exempt debt, and (3) issued 2,348 Units valued at $64.9 million. In addition, on January 1, 2000, we issued 470 Units valued at $10.4 million and paid cash of $0.3 million related to a deferred portion of the purchase price. The acquisition increased the size of our portfolio under management on April 1, 1998 from 28,000 to 40,000 apartment homes.

      In April 1998, we acquired four multifamily apartment communities comprising a total of 913 apartment homes located in Houston, Texas (“Greystone”). In connection with that acquisition, we assumed $31.0 million of indebtedness at fair value and issued 665 Units valued at $18.0 million. In addition, in December 1999, we issued 34 Units valued at $0.9 million related to a deferred portion of the purchase price that was contingent upon 1999 economic performance.

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

Results of Operations

Comparison of operating results for the year ended December 31, 2000 to the year ended December 31, 1999

      Our net income is generated primarily from the operation of our apartment communities. For purposes of evaluating comparative operating performance, we categorize our operating communities based on the period each community reaches stabilized occupancy. A community is considered to have achieved stabilized occupancy on the earlier to occur of (1) attainment of 93% physical occupancy or (2) one year after completion of construction. The operating performance for all of our apartment communities combined for the years ended December 31, 2000 and 1999 is summarized as follows:

	Years Ended December 31,

			$	%
	2000	1999	Change	Change

Rental and other property revenues:
Same store communities (1)	$199,124	$193,019	$6,105	3.2%
Communities stabilized during 2000 but not 1999 (2)	13,750	12,590	1,160	9.2%
Development and lease-up communities (3)	991	—	991	—%
Acquired communities (4)	914	—	914	—%
Sold communities (5)	15,010	28,201	(13,191)	(46.8)%

Total property revenues	$229,789	$233,810	$(4,021)	(1.7)%

Property operating and maintenance expenses
(exclusive of real estate depreciation and amortization):
Same store communities (1)	$65,460	$64,370	$1,090	1.7%
Communities stabilized during 2000 but not 1999 (2)	4,462	3,844	618	16.1%
Development and lease-up communities (3)	77	—	77	—%
Acquired communities (4)	323	—	323	—%
Sold communities (5)	5,122	10,475	(5,353)	(51.1)%

Total specified expenses	$75,444	$78,689	$(3,245)	(4.1)%

Revenues in excess of specified expenses	$154,345	$155,121	$(776)	(0.5)%

Revenues in excess of specified expenses as a percentage of total property revenues	67.2%	66.3%	—	0.9%

(1)	Communities which were owned and fully stabilized throughout both 2000 and 1999.
(2)	Communities which were completed and fully stabilized during 2000 but not 1999.
(3)	Communities in the development/lease-up phase which were not fully stabilized during all or any of 2000.
(4)	Communities which were acquired or in renovation subsequent to January 1, 1999.
(5)	Communities which were sold subsequent to January 1, 1999.

      Total property revenues decreased $4,021 or 1.7%, from $233,810 to $229,789 due primarily to the sale of seven apartment communities during the second half of 2000 and six apartment communities during the second half of 1999. This decrease is offset in part by an increase in rental rates on communities stabilized throughout both periods (“same store”) and an increase in the number of apartment homes resulting from the development of additional communities as well as the acquisition of an apartment community in Austin. Following is additional data regarding the increases in total property revenues for three of the five community categories presented in the preceding table:

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

Same store communities:

		Number of					Percent
	Number of	Apartment	Percent	Occupancy	Change in	Change in	Change in
Market	Communities	Homes	of Total	During 2000	Occupancy	Revenues	Revenues

Houston	18	6,046	30.4%	95.6%	1.4%	$424	0.8%
Atlanta	18	5,378	27.1%	95.0%	0.0%	1,915	3.8%
So. Florida	14	3,948	19.9%	95.2%	(0.9)%	992	2.5%
Dallas	8	1,959	9.9%	95.0%	1.6%	345	1.7%
Austin	6	1,517	7.6%	97.0%	3.7%	2,140	11.7%
Nashville	2	548	2.8%	94.2%	1.7%	109	2.9%
Memphis	1	464	2.3%	94.8%	2.0%	168	4.8%

Total	67	19,860	100.0%	95.4%	0.8%	$6,093 (a)	3.2%

(a)	This table excludes The Commons at Little Lake Bryan I, a community comprising 280 apartment homes that is leased to a single user group pursuant to a triple net master lease. Revenues for The Commons at Little Lake Bryan I increased $12, or 0.5%, in 2000 compared to 1999 and occupancy was 100% for both 2000 and 1999.

Communities stabilized during 2000, but not 1999:

		Number of
	Number of	Apartment	Percent	Occupancy	Change in
Market	Communities	Homes	of Total	During 2000	Revenues

Atlanta	1	386	34.4%	95.9%	$368
Houston	1	256	22.8%	94.8%	213
So. Florida	1	249	22.2%	94.1%	134
Orlando	1	231	20.6%	89.9%	445

Total	4	1,122	100.0%	93.7%	$1,160

      Development and lease-up communities:

		Number of
	Number of	Apartment	Percent	Occupancy	Change in
Market	Communities	Homes	of Total	During 2000	Revenues

Orlando(a)	2	763	81.2%	17.2%	$850
Dallas	1	177	18.8%	8.9%	141

Total	3	940	100.0%	14.9%	$991

(a)	One of these communities is leased to a single user group pursuant to a triple net master lease.

      Other revenues increased $517, or 4.4%, from $11,787 to $12,304 due primarily to an increase in interest income of $355.

      Property operating and maintenance expense (exclusive of depreciation and amortization) decreased $3,245, or 4.1%, from $78,689 to $75,444 due primarily to the sale of seven apartment communities during the second half of 2000 and six apartment communities during the second half of 1999. This decrease is offset by a $1,090, or 1.7% increase in property operating and maintenance expense for same store communities. The same store increase represents increased payroll costs, maintenance and property taxes offset by reduced marketing costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

      Real estate asset depreciation and amortization expense decreased $1,709, or 3.8%, from $45,538 to $43,829 due primarily to the sale of seven apartment communities during the second half of 2000 and six apartment communities during the second half of 1999.

      Property management expense for owned communities and third party properties on a combined basis increased $1,114, or 12.5%, from $8,893 to $10,007 due primarily to (1) increased staffing and equipment support costs related to our strategic initiatives for enhanced management information systems, (2) increased staffing costs related to regional maintenance and other positions added to enhance the support infrastructure necessary to provide our residents with high quality service and (3) inflationary increases in expenses. We allocate property management expenses to both owned communities and third party properties based on the proportionate share of total apartment homes managed.

      Interest expense and credit enhancement fees increased $1,280, or 2.9%, from $44,259 to $45,539 due to higher interest rates and an increase in operating debt associated with the development of additional communities as well as the acquisition of an apartment community in Austin. This increase has been offset in part by the sale of apartment communities in 2000 and 1999, the proceeds of which were partially used to reduce outstanding indebtedness.

      General and administrative expense increased $1,358, or 23.4%, from $5,796 to $7,154 due primarily to (1) an increase in long-term compensation expense, (2) internal acquisition costs related to the acquisition of an apartment community in Austin, (3) an increase in abandoned real estate pursuit costs, (4) costs associated with a new marketing and branding campaign and (5) inflationary increases in expenses.

      Gain on sale of real estate assets of $29,467 in 2000 relates to the sale of an apartment community located in Dallas comprising 126 apartment homes, an apartment community located in Houston comprising 228 apartment homes, two apartment communities located in San Antonio comprising 544 apartment homes, two apartment communities located in Nashville comprising 618 apartment homes, one apartment community located in Memphis comprising 500 apartment homes, and a parcel of land adjacent to an existing apartment community located in Atlanta.

      Gain on sale of real estate assets of $8,864 in 1999 relates to the sale of three apartment communities located in Atlanta comprising 676 apartment homes, two apartment communities located in Memphis comprising 490 apartment homes, one apartment community located in Houston comprising 412 apartment homes, and an outparcel of land from an existing development community located in Dallas.

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

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

	Years Ended December 31,

			$	%
	1999	1998	Change	Change

Rental and other property revenues:
Same store communities(1)	$151,175	$148,245	$2,930	2.0%
Communities stabilized during 1999 but not 1998(2)	9,023	6,767	2,256	33.3%
Development and lease-up communities(3)	8,712	3,060	5,652	184.7%
Acquired communities(4)	55,387	38,069	17,318	45.5%
Sold communities(5)	9,513	13,139	(3,626)	(27.6)%

Total property revenues	$233,810	$209,280	$24,530	11.7%

Property operating and maintenance expenses
(exclusive of real estate depreciation and amortization):
Same store communities(1)	$50,103	$49,321	$782	1.6%
Communities stabilized during 1999 but not 1998(2)	2,176	1,527	649	42.5%
Development and lease-up communities(3)	2,882	592	2,290	386.8%
Acquired communities(4)	19,451	13,386	6,065	45.3%
Sold communities(5)	4,077	5,676	(1,599)	(28.2)%

Total specified expenses	$78,689	$70,502	$8,187	11.6%

Revenues in excess of specified expenses	$155,121	$138,778	$16,343	11.8%

Revenues in excess of specified expenses as a percentage of total property revenues	66.3%	66.3%	—	0.0%

(1)	Communities which were owned and fully stabilized throughout both 1999 and 1998.
(2)	Communities which were completed and fully stabilized during 1999 but not 1998.
(3)	Communities in the development/lease-up phase which were not fully stabilized during all or any of 1999.
(4)	Communities which were acquired or in renovation subsequent to January 1, 1998.
(5)	Communities which were sold subsequent to January 1, 1998.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

Same store communities:

		Number of					Percent
	Number of	Apartment	Percent	Occupancy	Change in	Change in	Change in
Market	Communities	Homes	of Total	During 1999	Occupancy	Revenues	Revenues

Atlanta	18	5,378	33.5%	95.0%	(0.6)%	$2,145	4.4%
Houston	14	5,221	32.6%	94.5%	(0.3)%	62	0.1%
Dallas	9	2,085	13.0%	93.2%	(0.8)%	364	1.7%
Nashville	4	1,166	7.3%	92.1%	(2.3)%	(132)	(1.5)%
Memphis	2	964	6.0%	93.4%	(1.5)%	119	1.7%
Austin	3	680	4.2%	94.6%	0.8%	475	6.4%
San Antonio	2	544	3.4%	88.4%	(4.1)%	(103)	(2.2)%

Total	52	16,038	100.0%	94.1%	(0.7)%	$2,930	2.0%

Communities stabilized during 1999, but not 1998:

		Number of
	Number of	Apartment	Percent	Occupancy	Change in
Market	Communities	Homes	of Total	During 1999	Revenues

Austin	2	529	65.4%	92.2%	$1.514
Orlando	1	280	34.6%	100.0%	742

Total	3	809	100.0%	94.2%	$2,256

Development and lease-up communities:

		Number of
	Number of	Apartment	Percent	Occupancy	Change in
Market	Communities	Homes	of Total	During 1999	Revenues

Atlanta	1	386	44.2%	89.0%	$2,441
Houston	1	256	29.3%	89.3%	1,368
Orlando	1	231	26.5%	79.1%	1,843

Total	3	873	100.0%	85.7%	$5,652

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

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

Liquidity and Capital Resources

      We had $105,189 of net cash provided by operating activities for the year ended December 31, 2000 compared to $105,029 for the year ended December 31, 1999. The $160 increase between years is due to a change in restricted cash between periods of $384 and a change in other assets between periods of $5,290. This increase is offset by (1) a decrease of $647 in income (a) before certain non-cash or non-operating items, including depreciation, amortization, equity in income of joint ventures, gain on sale of real estate assets, and long-term compensation expense and (b) after operating distributions received from joint ventures and (2) a change in other liabilities between periods of $4,867.

      We had $19,567 of net cash provided by investing activities for the year ended December 31, 2000 compared to $80,928 for the year ended December 31, 1999. During the year ended December 31, 2000, we received cash of $142.0 million in connection with the sale of apartment communities. We deposited $30.2 million of the cash received in connection with the sale of these apartment communities into an escrow account to fund development and acquisition activities, of which $8.5 million remains in escrow at December 31, 2000. During the year ended December 31, 2000, we expended $90.4 million related to development expenditures, including related land acquisitions, $3.0 million related to our investment in joint ventures, $10.9 million related to recurring, non-revenue enhancing capital expenditures for operating apartment communities, and $9.6 million related to non-recurring, renovation/revenue enhancing capital expenditures. During the year ended December 31, 1999, we received cash of (1) $65.1 million in connection with our contribution of interests in certain development communities to the Gables Residential Apartment Portfolio JV and (2) $96.7 million in connection with the sale of real estate assets. During the year ended December 31, 1999, we expended $56.5 million related to development expenditures, including related land acquisitions, $6.7 million related to our investment in joint ventures, $10.0 million related to recurring, non-revenue enhancing capital expenditures for operating apartment communities, and $7.7 million related to non-recurring, renovation/revenue enhancing capital expenditures.

      We had $128,467 of net cash used in financing activities for the year ended December 31, 2000 compared to $185,048 for the year ended December 31, 1999. During the year ended December 31, 2000, we had payments for distributions totaling $80.4 million, payments for treasury share purchases and Unit redemptions in connection with the Trust’s common equity repurchase program totaling $47.3 million, net repayments of borrowings of $3.7 million and payments of deferred financing

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

costs and principal escrow deposits totaling $1.8 million. These payments were offset in part by proceeds from the exercise of share options of $4.7 million. During the year ended December 31, 1999, we had net repayments of borrowings of $57.3 million, net payments of distributions totaling $73.1 million, and payments for treasury share purchases and Unit redemptions totaling $54.8 million.

      As of December 31, 2000, we had total indebtedness of $765,927, cash and cash equivalents of $4,252, and principal escrow deposits reflected in restricted cash of $3,540. Our indebtedness has an average of 4.7 years to maturity at December 31, 2000. On February 22, 2001, we issued $150.0 million of senior unsecured notes which bear interest at 7.25%, were priced to yield 7.29%, and mature in February 2006. The net proceeds of $148.5 million were used to reduce borrowings under our unsecured credit facilities and repay our $40 million term loan. The aggregate maturities of notes payable at December 31, 2000 (on both a historical basis and a pro forma basis to give effect to the issuance of the notes and the application of the net proceeds therefrom, as if such events had occurred on December 31, 2000) are as follows:

	Historical	Pro Forma

2001	$97,024	$18,529
2002	86,072	86,072
2003	122,467	52,467
2004	79,556	79,556
2005	113,074	113,074
2006 and thereafter	267,734	417,734

	$765,927	$767,432

      The maturities in 2001 include $15 million of senior unsecured notes which mature in October 2001.

      Distributions through the fourth quarter of 2000 have been paid from cash provided by operating activities. We anticipate that distributions will continue to be paid on a quarterly basis from cash provided by operating activities.

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

$225 Million Credit Facility

      We have a $225 million unsecured revolving credit facility provided by a consortium of banks. The facility currently has a maturity date of May 2003 with a one-year extension option. Borrowings under the facility currently bear interest at our option of LIBOR plus 0.95% or prime minus 0.25%. Such scheduled interest rates may be adjusted up or down based on changes in our senior unsecured credit ratings. We may also enter into competitive bid loans with participating banks for up to $112.5 million at rates below the scheduled rates. In addition, we pay an annual facility fee equal to 0.15% of the $225 million commitment. Availability under the facility is based on the value of our unencumbered real estate assets as compared to the amount of our unsecured indebtedness. As of December 31, 2000, we had $70 million in borrowings outstanding under the facility and, therefore, had $155 million of remaining capacity on the $225 million commitment.

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

$50 Million Borrowing Facility

      At December 31, 1999, we had a $25 million unsecured borrowing facility with a bank. In connection with the extension of the April 2000 maturity date to April 2001, the availability under the facility was increased to $50 million. The interest rate and maturity date related to each draw on this facility is agreed to by both parties prior to each draw. At December 31, 2000, we had $38.2 million in borrowings outstanding under this facility.

$25 Million Credit Facility

      We have a $25 million unsecured revolving credit facility with a bank that currently bears interest at LIBOR plus 0.95%. The facility currently has a maturity date of October 2001 with unlimited one-year extension options. We had $0.4 million in borrowings outstanding under this facility at December 31, 2000.

Restrictive Covenants

      Certain of our debt agreements contain customary representations, covenants and events of default, including covenants which restrict our ability to make distributions in excess of stated amounts, which in turn restricts the Trust’s discretion to declare and pay dividends. In general, during any fiscal year we may only distribute up to 95% of our consolidated income available for distribution (as defined in the related agreement) exclusive of distributions of capital gains for such year. The applicable debt agreements contain exceptions to these limitations to allow us to make any distributions necessary to allow the Trust to maintain its status as a REIT. We do not anticipate that this provision will adversely effect our ability to make distributions or the Trust’s ability to declare dividends, as currently anticipated.

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

Certain Factors Affecting Future Operating Results

      This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume” and other similar expressions which are predictions of or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. These statements include, among other things, statements regarding our intent, belief or expectations with respect to the following: (1) the declaration or payment of distributions, (2) potential developments or acquisitions or dispositions of properties, assets or other entities, (3) our policies regarding investments, indebtedness, acquisitions, dispositions, financings, conflicts of interest and other matters, (4) the Trust’s qualification as a REIT under the Code, (5) the real estate markets in which we operate, (6) in general, the availability of debt and equity financing, interest rates and general economic conditions, and (7) trends affecting our financial condition or results of operations.

      Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. In addition to the factors discussed under the “Risk Factors” section in Item 1, some of the factors that might cause such a difference include, but are not limited to, the following: (1) we may abandon or fail to secure development opportunities, (2) construction costs of a community may exceed original estimates, (3) construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs and reduced rental revenues, (4) occupancy rates and market rents may be adversely affected by local economic and market conditions which are beyond our control, (5) financing may not be available or may not be available on favorable terms, (6) our cash flow may be insufficient to meet required payments of principal and interest, and (7) existing indebtedness may mature in an unfavorable credit environment, preventing such indebtedness from being refinanced or, if financed, causing such refinancing to occur on terms that are not as favorable as the terms of existing indebtedness. While forward-looking statements reflect our good faith

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Recent Accounting Pronouncements

See Note 4 to Consolidated Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

SUPPLEMENTAL DISCUSSION — Funds From Operations and Adjusted Funds From Operations

      We consider funds from operations (“FFO”) to be a useful performance measure of the operating performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund distributions and capital expenditures. We believe that in order to facilitate a clear understanding of our operating results, FFO should be examined in conjunction with net income as presented in the financial statements and data included elsewhere in this report. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). Effective January 1, 2000, NAREIT amended its definition of FFO to include in FFO all non-recurring items, except those defined as extraordinary items under GAAP and gains and losses from sales of depreciable operating property. We are using the amended definition of FFO in reporting our results for all periods on or after January 1, 2000. In addition, we have restated FFO reported for prior periods. FFO as defined by NAREIT represents net income (loss) determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of depreciable operating property, plus certain non-cash items such as real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, our FFO is comparable to the FFO of real estate companies that use the amended NAREIT definition. Adjusted funds from operations (“AFFO”) is defined as FFO less recurring, non-revenue enhancing capital expenditures. FFO and AFFO should not be considered alternatives to net income as indicators of our operating performance or as alternatives to cash flows as measures of liquidity. FFO does not measure whether cash flow is sufficient to fund all of our cash needs, including principal amortization, capital expenditures, and distributions to unitholders. Additionally, FFO does not represent cash flows from operating, investing or financing activities as defined by GAAP. Reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of our cash needs and cash flows. A reconciliation of FFO and AFFO follows:

	Years ended December 31,

	2000	1999

Net income available to common unitholders	$73,938	$52,949
Gain on sale of previously depreciated operating real estate assets	(28,622)	(9,116)
Real estate asset depreciation:
Wholly-owned real estate assets	43,829	45,538
Joint venture real estate assets	1,460	404

Total depreciation	45,289	45,942

Funds from operations – basic	$90,605	$89,775

Amortization of discount on long-term liability (a)	—	686

Funds from operations – diluted	$90,605	$90,461

Recurring, non-revenue enhancing capital expenditures:
Carpet	$4,565	$4,299
Roofing	38	25
Exterior painting	—	172
Appliances	547	460
Other additions and improvements	5,760	5,081

Total capital expenditures	$10,910	$10,037

Adjusted funds from operations – diluted	$79,695	$80,424

Average Units outstanding – basic	30,365	32,277

Average Units outstanding – diluted (a)	30,439	32,796

(a)	This obligation was settled with Units on January 1, 2000. For the year ended December 31, 1999, such Units are excluded from basic Units outstanding, but are included in the calculation of diluted Units outstanding.

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our capital structure includes the use of variable-rate and fixed-rate indebtedness. As such, we are exposed to the impact of changes in interest rates. We periodically seek input from third party consultants regarding market interest rate and credit risk in order to evaluate our interest rate exposure. In certain situations, we may utilize derivative financial instruments in the form of rate caps, rate swaps or rate locks, to hedge interest rate exposure by modifying the interest rate characteristics of related balance sheet instruments and prospective financing transactions. We do not utilize such instruments for trading or speculative purposes.

      We typically refinance maturing debt instruments at then-existing market interest rates and terms which may be more or less than the interest rates and terms on the maturing debt.

      The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates and should be read in conjunction with the accompanying consolidated financial statements and notes thereto. For debt obligations, the table presents principal cash flows and related weighted-average interest rates in effect at December 31, 2000 by expected maturity dates. The weighted-average interest rates presented in this table are inclusive of credit enhancement fees. For interest rate protection agreements, the table presents the notional amounts and related weighted-average pay rates by fiscal year of maturity. There have been no substantial changes in our market risk profile from the preceding year and the assumptions are consistent with prior year assumptions.

Expected Year of Maturity

							2000	2000	1999
	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value	Total

Debt:
Conventional fixed rate	$18,227	$85,882	$2,757	$21,151	$102,759	$141,514	$372,290	$357,682	$406,002
Average interest rate	6.83%	8.28%	7.79%	7.22%	6.83%	7.93%	7.61%	6.93%	7.50%

Tax-exempt fixed rate	$180	$190	$205	$58,405	$230	$21,080	$80,290	$78,486	$90,545
Average interest rate	7.63%	7.63%	7.63%	6.26%	7.63%	6.67%	6.38%	5.24%	6.31%

Tax-exempt variable rate	—	—	$44,930	—	$10,085	$105,140	$160,155	$160,155	$150,070
Average interest rate	—	—	5.90%	—	5.75%	5.61%	5.70%	5.70%	6.35%

Credit facilities	$38,617	—	$70,000	—	—	—	$108,617	$108,617	$68,868
Average interest rate	7.32%	—	7.28%	—	—	—	7.29%	7.29%	6.44%

Variable-rate loans	$40,000	—	$4,575	—	—	—	$44,575	$44,575	$40,000
Average interest rate	7.42%	—	7.88%	—	—	—	7.46%	7.46%	8.25%

Total debt	$97,024	$86,072	$122,467	$79,556	$113,074	$267,734	$765,927	$749,515	$755,485
Average interest rate	7.27%	8.28%	6.81%	6.51%	6.74%	6.92%	7.03%	6.57%	7.07%

Interest Rate Swaps:
Pay fixed/Receive	—	—	—	—	—	—	—	—	$65,000
Variable

Average pay rate	—	—	—	—	—	—	—	—	5.16%
Receive rate	—	—	—	—	—	—	—	—	LIBOR

      The estimated fair value of our debt at December 31, 2000 was based on a discounted cash flow analysis using current borrowing rates for debt with similar terms and remaining maturities.

      The estimated fair value of our debt at December 31, 1999 approximated its carrying value based upon the then effective borrowing rates for debt with similar terms and remaining maturities. The fair value of our interest rate swaps was $460 at December 31, 1999.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are listed under Item 14(a) and filed as part of this report on the pages indicated.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

Gables GP, the sole general partner of the Registrant, is a wholly-owned subsidiary of Gables Residential Trust (the “Trust”). The members of the board of directors of Gables GP are the same as the members of the board of trustees of the Trust. The “executive officers” of Gables GP are the same as the “executive officers” of the Trust. Other than the Trust, which beneficially owns 77.7% of the Registrant’s outstanding common Units as of March 16, 2001, no person beneficially owns more than 5% of the Registrant’s outstanding common Units. All applicable information required by this Part III with respect to the Registrant will be included in the Trust’s Proxy Statement to be filed in connection with its 2001 Annual Meeting of Shareholders.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Directors and Executive Officers of the Registrant required by Item 10 shall be included in the Trust’s Proxy Statement to be filed relating to the 2001 Annual Meeting of its Shareholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information concerning Executive Compensation required by Item 11 shall be included in the Trust’s Proxy Statement to be filed relating to the 2001 Annual Meeting of its Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information concerning Security Ownership of Certain Beneficial Owners and Management required by Item 12 shall be included in the Trust’s Proxy Statement to be filed relating to the 2001 Annual Meeting of its Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information concerning Certain Relationships and Related Transactions required by Item 13 shall be included in the Trust’s Proxy Statement to be filed relating to the 2001 Annual Meeting of its Shareholders and is incorporated herein by reference.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE AND REPORTS ON FORM 8-K

14(a)(1) and (2) Financial Statements and Schedule

The financial statements and schedule listed below are filed as part of this annual report on the pages indicated.

14(a)(3) Exhibits

      Certain of the exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Registrant, referred to herein as the Operating Partnership (File No. 0-22683), or the Trust (File No. 1-12590) and are incorporated herein by reference to the filing in the corresponding numbered footnote.

Exhibit No.		Description

3.1	---	Fourth Amended and Restated Agreement of Limited Partnership of the Operating Partnership(1)
3.2	---	Amended and Restated Declaration of Trust of the Trust (2)
3.3	---	Articles of Amendment to the Trust’s Amended and Restated Declaration of Trust (3)
3.4	---	Articles Supplementary to the Trust’s Amended and Restated Declaration of Trust creating the 8.30% Series A Cumulative Redeemable Preferred Shares (4)
3.5	---	Articles Supplementary to the Trust’s Amended and Restated Declaration of Trust creating the 5.00% Series Z Cumulative Redeemable Preferred Shares (3)
3.6	---	Articles Supplementary to the Trust’s Amended and Restated Declaration of Trust creating the 8.625% Series B Cumulative Redeemable Preferred Shares (1)
3.7	---	Second Amended and Restated Bylaws of the Trust (5)
3.8	---	Articles of Incorporation of Gables GP, Inc. (6)
3.9	---	Bylaws of Gables GP, Inc. (6)
4.1	---	Indenture, dated as of March 23, 1998, between the Operating Partnership and First Union National Bank (7)
4.2	---	Supplemental Indenture No. 1, dated March 23, 1998, between the Operating Partnership and First Union National Bank (7)
4.3	---	The Operating Partnership 6.80% Senior Note due 2005 (7)
4.4	---	Supplemental Indenture No. 2, dated September 30, 1998 between the Operating Partnership and First Union National Bank (8)
4.5	---	The Operating Partnership 6.55% Senior Note due 2000 (8)
4.6	---	Supplemental Indenture No. 3, dated October 8, 1998, between the Operating Partnership and First Union National Bank (9)
4.7	---	The Operating Partnership 6.60% Senior Note due 2001 (9)
4.8	---	Supplemental Indenture No. 4 dated February 22, 2001 between the Operating Partnership and First Union Bank (10)
4.9	---	The Operating Partnership 7.25% Senior Notes due 2006 (10)
10.1	---	Articles of Incorporation of Gables Residential Services, Inc. (formerly known as Central Apartment Management, Inc.) (6)
10.2	---	Bylaws of Gables Residential Services, Inc. (formerly known as Central Apartment Management, Inc.) (6)
10.3 *	---	Articles of Amendment of Gables Residential Services, Inc.
10.4 *	---	Articles of Merger of Gables Residential Services, Inc.
10.5	---	Interest rate protection agreement (notional amount of $44,530,000) between the Operating Partnership and NationsBank of North Carolina, N.A. dated January 25, 1994 (11)
10.6	---	Interest rate protection agreement (notional amount of $44,530,000) between the Operating Partnership and First Union National Bank of Georgia, dated August 21, 1996 (12)
10.7	---	Interest rate protection agreement (notional amount of $25,000,000) between the Operating Partnership and First Union National Bank of Georgia, dated as of May 23, 1997 (13)
10.8	---	Forward Treasury Lock Agreement (notional amount of $75,000,000) between the Operating Partnership and J.P. Morgan Securities, Inc. dated as of September 22, 1997 and amended on December 17, 1997 and February 11, 1998 (14)
10.9	---	Forward Treasury Lock Agreement (notional amount of $25,000,000) between the Operating Partnership and J.P. Morgan Securities, Inc. dated as of December 17, 1997 and amended on February 11, 1998 (14)
10.10	---	Forward Treasury Lock Agreement (notional amount of $50,000,000) between the Operating Partnership and J.P. Morgan Securities Inc., dated as of September 22, 1997 Operating Partnership and J.P. Morgan Securities Inc., dated as of September 22, 1997 and amended on May 28, 1998, July 24, 1998, August 19, 1998 and September 30, 1998 (15)
10.11	---	Interest Rate Swap Agreement (notional amount of $40,000,000) between the Operating Partnership and Morgan Guaranty Trust Company of New York, dated as of September 28, 1998 (15)

Exhibit No.		Description

10.12	---	Loan Agreement, Conversion and Note Agreement, Security Deed Note and Deed of Trust Notes between Teachers Insurance and Annuity Association of America (“lender”) and the Operating Partnership and Gables-Tennessee Properties (collectively, the borrower) for a $130,689,000 loan, dated December 29, 1995 (16)
10.13	---	First Amendment to Conversion and Note Agreement effective December 30, 1996 between the Operating Partnership, Gables-Tennessee Properties, the Trust and Teachers Insurance and Annuity Association of America (13)
10.14	---	Second Amendment to Conversion and Note Agreement effective August 13, 1997 between the Operating Partnership, Gables-Tennessee Properties, the Trust and Teachers Insurance and Annuity Association of America (13)
10.15	---	Unsecured Note No. 1 for $86,346,000 dated August 13, 1997 between the Operating Partnership, Gables-Tennessee Properties and Teachers Insurance and Annuity Association of America (13)
10.16	---	Unsecured Note No. 2 for $29,681,000 dated August 13, 1997 between the Operating Partnership, Gables-Tennessee Properties and Teachers Insurance and Annuity Association of America (13)
10.17	---	$225,000,000 Amended and Restated Credit Agreement dated as of May 13, 1998 by and among the Operating Partnership (as Borrower) and Wachovia Bank, N.A., First Union National Bank, Chase Bank of Texas, National Association, PNC Bank, National Association, Guaranty Federal Bank, F.S.B., AmSouth Bank of Alabama and Commerzbank AG, Atlanta Agency (collectively, as lenders) and Wachovia Bank, N.A. (as Agent) (3)
10.18	---	First Amendment to $225,000,000 Amended and Restated Credit Agreement dated as of May 13, 1998 by and among the Operating Partnership (as Borrower) and Wachovia Bank, N.A., First Union National Bank, Chase Bank of Texas, National Association, PNC Bank, National Association, Guaranty Federal Bank, F.S.B., AmSouth Bank of Alabama and Commerzbank AG, Atlanta agency (collectively, as lenders) and Wachovia Bank, N.A. (as agent) dated June 14, 1999 (17)
10.19	---	Second Amendment to $225,000,000 Amended and Restated Credit Agreement dated as of May 13, 1998 by and among the Operating Partnership and Gables-Tennessee Properties (as Borrowers) and Wachovia Bank, N.A., First Union National Bank, Chase Bank of Texas, National Association, PNC Bank, National Association, Guaranty Federal Bank, F.S.B., AmSouth Bank of Alabama and Commerzbank AG, Atlanta agency (collectively, as lenders) and Wachovia Bank, N.A. (as agent) dated November 23, 1999 (5)
10.20	---	Second Amended and Restated $225,000,000 Revolving Credit Facility dated as of August 14, 2000, by and among Gables Realty Limited Partnership and Gables-Tennessee Properties, LLC (as the Borrowers) and Wachovia Bank, N.A., First Union National Bank, The Chase Manhattan Bank, AmSouth Bank, PNC Bank, National Association, SouthTrust Bank, and Bank of America, N.A. (collectively, as Lenders) and Wachovia Bank, N.A. (as agent) (18)
10.21	---	Promissory Note dated November 29, 1994 for a $53,000,000 mortgage loan from the Northwestern Mutual Life Insurance Company to the Operating Partnership (11)
10.22	---	Contribution Agreement with an effective date of March 16, 1998 between the Trust, the Operating Partnership and specified representatives of Trammell Crow Residential (“TCR”) executed in connection with Gables’ April 1, 1998 acquisition of the properties and operations of South Florida (19)
10.23	---	Amendment No. 1 to Contribution Agreement dated April 1, 1998 (20)
21.1*	---	Schedule of Subsidiaries of the Operating Partnership
23.1*	---	Consent of Arthur Andersen LLP

     ___________________

*	Filed herewith
(1)	The Trust’s Current Report on Form 8-K dated November 12, 1998 (File No. 1-12590).
(2)	The Trust’s Registration Statement on Form S-11, as amended (File No. 33-70570).
(3)	The Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-12590).
(4)	The Trust’s Current Report on Form 8-K dated July 24, 1997 (File No. 1-12590).
(5)	The Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No.1-12590).
(6)	The Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 1-12590).
(7)	The Operating Partnership’s Current Report on Form 8-K dated March 23, 1998 (File No. 0-22683).

(8)	The Operating Partnership’s Current Report on Form 8-K dated October 5, 1998 (File No. 0-22683).
(9)	The Operating Partnership’s Current Report on Form 8-K dated October 8, 1998 (File No. 0-22683).
(10)	The Operating Partnership’s Current Report on Form 8-K dated February 22, 2001 (File No. 0-22683).
(11)	The Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-12590).
(12)	The Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-12590).
(13)	The Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 1-12590).
(14)	The Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-12590).
(15)	The Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-12590).
(16)	The Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 1-12590).
(17)	The Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-12590).
(18)	The Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-12590).
(19)	The Trust’s Current Report on Form 8-K dated March 16, 1998 (File No. 1-12590).
(20)	The Trust’s Current Report on Form 8-K dated April 1, 1998, as amended (File No. 1-12590).

      The Trust’s Proxy Statement is to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000 (the end of the fiscal year covered by this Annual Report on Form 10-K).

14(b) Reports on Form 8-K

None.

14(c) Exhibits

See Item 14(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Gables Realty Limited Partnership certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GABLES REALTY LIMITED PARTNERSHIP
By:	Gables GP, Inc.
Its:	General Partner

By	/s/ Chris D. Wheeler

Chris D. Wheeler Chairman of the Board of Directors, President and Chief Executive Officer

March 16, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Gables GP, Inc. as general partner of Gables Realty Limited Partnership, and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/Chris D. Wheeler Chris D. Wheeler	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 16, 2001

/s/ Marvin R. Banks, Jr. Marvin R. Banks, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2001

/s/ Dawn H. Severt Dawn H. Severt	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 16, 2001

/s/ Marcus E. Bromley Marcus E. Bromley	Director	March 16, 2001

/s/ C. Jordan Clark C. Jordan Clark	Senior Vice President, Chief Investment Officer and Director	March 16, 2001

/s/ David M. Holland David M. Holland	Director	March 16, 2001

/s/ Lauralee E. Martin Lauralee E. Martin	Director	March 16, 2001

/s/ John W. McIntyre John W. McIntyre	Director	March 16, 2001

/s/ Mike E. Miles Mike E. Miles	Director	March 16, 2001

/s/ James D. Motta James D. Motta	Director	March 16, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Gables Realty Limited Partnership:

      We have audited the accompanying consolidated balance sheets of Gables Realty Limited Partnership and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, partners’ capital and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and schedule are the responsibility of the management of Gables Realty Limited Partnership. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gables Realty Limited Partnership and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Atlanta, Georgia
March 9, 2001

GABLES REALTY LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Unit Data)

	December 31,	December 31,
	2000	1999

ASSETS:
Real estate assets:
Land	$209,470	$220,298
Buildings	1,106,900	1,177,628
Furniture, fixtures and equipment	93,578	91,835
Construction in progress	122,947	37,984
Investment in joint ventures	24,626	23,471
Land held for future development	30,323	38,168

Real estate assets before accumulated depreciation	1,587,844	1,589,384
Less: accumulated depreciation	(195,946)	(172,247)

Net real estate assets	1,391,898	1,417,137

Cash and cash equivalents	4,252	7,963
Restricted cash	17,902	8,871
Deferred financing costs, net of accumulated amortization of $4,341 and $3,563 at December 31, 2000 and 1999, respectively	3,981	4,007
Other assets, net	34,987	33,386

Total assets	$1,453,020	$1,471,364

LIABILITIES AND PARTNERS’ CAPITAL:
Notes payable	$765,927	$755,485
Accrued interest payable	5,140	5,949
Preferred distributions payable	1,187	962
Real estate taxes payable	15,650	16,824
Accounts payable and accrued expenses — construction	10,082	5,555
Accounts payable and accrued expenses — operating	11,824	11,240
Security deposits	4,312	4,395
Other liability, net	—	10,693

Total liabilities	814,122	811,103

Limited partners’ common capital interest (6,663 and 6,234 common Units), at redemption value	185,362	136,757
Preferred partner’s capital interest (180 Series Z Preferred Units), at $25.00 liquidation preference	4,500	4,500

Commitments and contingencies

Partners’ capital:
General partner (298 and 309 common Units)	4,567	5,154
Limited partner (22,828 and 24,361 common Units)	279,469	348,850
Preferred partners (4,600 Series A Preferred Units and 2,000
Series B Preferred Units), at $25.00 liquidation preference	165,000	165,000

Total partners’ capital	449,036	519,004

Total liabilities, partners’ capital interest and partners’ capital	$1,453,020	$1,471,364

      The accompanying notes are an integral part of these consolidated balance sheets.

GABLES REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Unit Data)

	Years ended December 31,

	2000	1999	1998

Revenues:
Rental revenues	$217,384	$221,689	$199,292
Other property revenues	12,405	12,121	9,988

Total property revenues	229,789	233,810	209,280

Property management revenues	5,172	4,954	4,533
Development revenues, net	2,883	2,929	—
Equity in income of joint ventures	399	478	359
Interest income	1,029	674	417
Other	2,821	2,752	2,811

Total other revenues	12,304	11,787	8,120

Total revenues	242,093	245,597	217,400

Expenses:
Property operating and maintenance (exclusive of items shown separately below)	75,444	78,689	70,502
Real estate asset depreciation and amortization	43,829	45,538	40,087
Property management — owned	5,800	5,187	4,758
Property management — third party	4,207	3,706	3,219
Interest expense and credit enhancement fees	45,539	44,259	39,974
Amortization of deferred financing costs	895	919	984
General and administrative	7,154	5,796	6,242
Severance costs	—	2,800	—
Corporate asset depreciation and amortization	671	535	563

Total expenses	183,539	187,429	166,329

Gain on sale of real estate assets	29,467	8,864	—
Loss on treasury locks	—	—	(5,637)

Net income	88,021	67,032	45,434
Dividends to preferred unitholders	(14,083)	(14,083)	(10,252)

Net income available to common unitholders	$73,938	$52,949	$35,182

Weighted average number of common Units outstanding — basic	30,365	32,277	30,212
Weighted average number of common Units outstanding — diluted	30,439	32,796	30,340

Per Common Unit Information:
Net income — basic	$2.43	$1.64	$1.16
Net income — diluted	$2.43	$1.64	$1.16

The accompanying notes are an integral part of these consolidated statements.

GABLES REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(Amounts in Thousands, Except Per Unit Data)

					Limited
					Partners'	Preferred
				Total	Common	Partner's
	General	Limited	Preferred	Partners'	Capital	Capital
	Partner	Partner	Partners	Capital	Interest	Interest

Balance, December 31, 1997	$3,907	$283,724	$115,000	$402,631	$110,866	$—

Contributions from the Trust related to:

Proceeds from the exercise of share options	37	3,670	—	3,707	—	—

Proceeds from Share Builder Plan	35	3,514	—	3,549	—	—

Proceeds of 3,311 common share offering, net of $1,861 issuance costs	875	86,655	—	87,530	—	—

Issuance of shares for trustee compensation	—	40	—	40	—	—

Issuance of share grants, net of forfeitures and deferred compensation	13	1,327	—	1,340	—	—

Proceeds of 2,000 preferred Unit offering	(13)	(1,314)	50,000	48,673	—	—

Contributions related to property acquisitions	829	(829)	—	—	82,881	4,500

Conversion of redeemable Units to common shares	168	16,603	—	16,771	(16,771)	—

Net income	352	27,688	—	28,040	7,142	—

Distributions declared ($2.02 per Unit)	(623)	(49,714)	—	(50,337)	(11,989)	—

Adjustment to reflect limited partners’ redeemable capital at redemption value at balance sheet date	145	14,321	—	14,466	(14,466)	—

Balance, December 31, 1998	5,725	385,685	165,000	556,410	157,663	4,500

Contributions from the Trust related to:

Proceeds from the exercise of share options	12	1,220	—	1,232	—	—

Proceeds from Share Builder Plan	77	7,573	—	7,650	—	—

Issuance of shares for trustee compensation	1	71	—	72	—	—

Issuance of share grants, net of forfeitures and deferred compensation	17	1,667	—	1,684	—	—

Contributions related to property acquisitions	9	(9)	—	—	919	—

Redemption of Units from the Trust for treasury share purchases	(501)	(49,557)	—	(50,058)	—	—

Redemption of Units for cash	(59)	59	—	—	(5,877)	—

Net income	529	42,072	—	42,601	10,348	—

Distributions declared ($2.08 per Unit)	(669)	(53,126)	—	(53,795)	(13,088)	—

Adjustment to reflect limited partners’ redeemable capital at redemption value at balance sheet date	13	13,195	—	13,208	(13,208)	—

Balance, December 31, 1999	5,154	348,850	165,000	519,004	136,757	4,500

Contributions from the Trust related to:

Proceeds from the exercise of share options	47	4,652	—	4,699	—	—

Issuance of shares for trustee compensation	1	57	—	58	—	—

Issuance of share grants, net of forfeitures and deferred compensation	22	2,208	—	2,230	—	—

Contributions related to property acquisitions	104	(104)	—	—	10,373	—

Redemption of Units from the Trust for treasury share purchases	(452)	(44,773)	—	(45,225)	—	—

Redemption of Units for cash	(9)	9	—	—	(888)	—

Net income	739	56,840	—	57,579	16,359	—

Distributions declared ($2.20 per Unit)	(665)	(51,244)	—	(51,909)	(14,639)	—

Adjustment to reflect limited partners’ redeemable capital at redemption value at balance sheet date	(374)	(37,026)	—	(37,400)	37,400	—

Balance, December 31, 2000	$4,567	$279,469	$165,000	$449,036	$185,362	$4,500

The accompanying notes are an integral part of these consolidated statements.

GABLES REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands, Except Per Unit Data)

	Years Ended December 31,

	2000	1999	1998

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$88,021	$67,032	$45,434

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	45,395	46,992	41,634

Equity in income of joint ventures	(399)	(478)	(359)

Gain on sale of real estate assets	(29,467)	(8,864)	—

Long-term compensation expense	1,128	1,040	1,072

Loss on treasury locks	—	—	5,637

Amortization of discount on long-term liability	—	686	576

Operating distributions received from joint ventures	1,432	349	408

Change in operating assets and liabilities:

Restricted cash	227	(157)	(2,822)

Other assets	(80)	(5,370)	(12,220)

Other liabilities, net	(1,068)	3,799	11,195

Net cash provided by operating activities	105,189	105,029	90,555

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition and construction of real estate assets	(110,852)	(74,171)	(358,263)

Restricted cash held in escrow	(8,526)	—	—

Long-term land lease payments	—	—	(1,000)

Net proceeds from sale of real estate assets	141,952	96,712	—

Investment in joint ventures	(3,007)	(6,734)	—

Proceeds from contribution of real estate assets to joint venture	—	65,121	—

Net cash provided by (used in) investing activities	19,567	80,928	(359,263)

CASH FLOWS FROM FINANCING ACTIVITIES:

Contributions from the Trust related to:

Proceeds from common share offerings, net of issuance costs	—	—	87,530

Proceeds from the exercise of share options	4,699	1,232	3,707

Share Builder Plan contributions	—	7,650	3,549

Proceeds from preferred Unit offering, net of issuance costs	—	—	48,673

Unit redemptions for cash	(888)	(5,877)	—

Unit redemptions related to treasury share purchases	(46,393)	(48,890)	—

Payments of deferred financing costs	(1,065)	(422)	(1,713)

Treasury lock settlement payments	—	—	(6,723)

Notes payable proceeds	146,825	44,802	538,522

Notes payable repayments	(150,507)	(102,105)	(328,000)

Principal escrow deposits	(732)	(697)	(697)

Preferred distributions paid	(13,858)	(13,858)	(9,939)

Common distributions paid ($2.20, $2.08 and $2.02 per Unit, respectively)	(66,548)	(66,883)	(62,326)

Net cash (used in) provided by financing activities	(128,467)	(185,048)	272,583

Net change in cash and cash equivalents	(3,711)	909	3,875

Cash and cash equivalents, beginning of period	7,963	7,054	3,179

Cash and cash equivalents, end of period	$4,252	$7,963	$7,054

Supplemental disclosure of cash flow information:

Cash paid for interest	$53,334	$50,257	$43,210

Interest capitalized	8,858	7,725	8,737

Cash paid for interest, net of amounts capitalized	$44,476	$42,532	$34,473

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Unit Data)

      Unless the context otherwise requires, all references to “we,” “our” or “us” in this report refer collectively to Gables Realty Limited Partnership and its subsidiaries.

1. ORGANIZATION AND FORMATION

      Gables Realty Limited Partnership (the “Operating Partnership”) is the entity through which Gables Residential Trust (the “Trust”), a real estate investment trust (a “REIT”), conducts substantially all of its business and owns, either directly or indirectly through subsidiaries, substantially all of its assets. The Trust was formed in 1993 under Maryland law to continue and expand the operations of its privately owned predecessor organization. The Trust completed its initial public offering on January 26, 1994.

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

      As of December 31, 2000, the Trust was a 77.6% economic owner of our common equity. The Trust controls us through Gables GP, Inc. (“Gables GP”), a wholly-owned subsidiary of the Trust and our sole general partner. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.” The board of directors of Gables GP, the members of which are the same as the members of the Trust’s board of trustees, manages our affairs by directing the affairs of Gables GP. The Trust’s limited partnership and indirect general partnership interests in us entitle it to share in our cash distributions, and in our profits and losses in proportion to its ownership interest therein and entitles the Trust to vote on all matters requiring a vote of the limited partners. Generally, our other limited partners are persons who contributed their direct or indirect interests in certain of our properties primarily in connection with the IPO and the 1998 acquisition of the properties and operations of Trammell Crow Residential South Florida (“South Florida”). We are obligated to redeem each common unit of limited partnership interest (“Unit”) held by a person other than the Trust at the request of the holder for an amount equal to the fair market value of a share of the Trust’s common shares at the time of such redemption, provided that the Trust, at its option, may elect to acquire each Unit presented for redemption for one common share or cash. Such limited partners’ redemption rights are reflected in “limited partners’ capital interest” in our accompanying consolidated balance sheets at the cash redemption amount at the balance sheet date. The Trust’s percentage ownership interest in us will increase with each redemption. In addition, whenever the Trust issues common shares or preferred shares, it is obligated to contribute any net proceeds to us and we are obligated to issue an equivalent number of common or preferred units, as applicable, to the Trust.

      Distributions to holders of Units are made to enable distributions to be made to the Trust’s shareholders under its dividend policy. Federal income tax laws currently require the Trust to distribute 95% of its ordinary taxable income. We make distributions to the Trust to enable it to satisfy this requirement. As a result of recently enacted tax legislation, effective for tax years beginning after December 31, 2000, the distribution requirement has been reduced from 95% to 90% of a REIT’s ordinary taxable income.

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

Common Equity Repurchase Program

      We have a common equity repurchase program pursuant to which the Trust is authorized to purchase up to $150 million of its outstanding common shares or Units. The Trust has repurchased shares from time to time in open market and privately negotiated transactions, depending on market prices and other conditions, using proceeds from sales of selected assets. Whenever the Trust repurchases common shares from shareholders, we are required to redeem from the Trust an equivalent number of Units on the same terms and for the same aggregate price. After redemption, the Units redeemed by us are no longer deemed outstanding. Units have also been repurchased for cash upon their presentation for redemption by unitholders. As of December 31, 2000, we had redeemed 4,267 Units, for a total of $102,048, including 3,980 Units redeemed by the Trust.

Shelf Registration Statement

      We have an effective shelf registration statement on file with the Securities and Exchange Commission (“SEC”) providing $500 million of equity capacity and $300 million of debt capacity. We believe it is prudent to maintain shelf registration capacity in order to facilitate future capital raising activities. To date, there have been no issuances under this shelf registration statement other than the issuance of $150 million of senior unsecured notes in February, 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Unit Data)

3. PORTFOLIO AND OTHER FINANCING ACTIVITY

Community Dispositions (exclusive of joint venture transactions)

      During 2000, we sold an apartment community located in Dallas comprising 126 apartment homes, an apartment community located in Houston comprising 228 apartment homes, two apartment communities located in San Antonio comprising 544 apartment homes, and a parcel of land adjacent to an existing apartment community located in Atlanta. The net proceeds from these sales totaled $81 million, $30 million of which was deposited into an escrow account and is being used to fund development and acquisition activities. The balance of the net proceeds was used to paydown outstanding borrowings under interim financing vehicles and purchase common shares and Units under the Trust’s common equity repurchase program. The total gain from these sales was $20.4 million, of which $19.6 million was recognized in 2000. The remaining gain of $0.8 million was deferred at December 31, 2000 and will be recognized when earned using the percentage of completion method because we serve as the developer and general contractor for the purchaser of the land parcel and have a commitment to construct an apartment community on the parcel of land sold.

      During 1999, we sold three apartment communities located in Atlanta comprising 676 apartment homes, two apartment communities located in Memphis comprising 490 apartment homes, an apartment community located in Houston comprising 412 apartment homes, and an outparcel of land from an existing development community located in Dallas. The net proceeds from these sales totaled $96.7 million and were used to pay down outstanding borrowings under interim financing vehicles and purchase common shares and Units under the Trust’s common equity repurchase program. The total gain from these sales was $8.9 million.

CMS Tennessee Multifamily Joint Venture

      On December 28, 2000, we sold 91% of our interests in three apartment communities comprising 1,118 apartment homes to a joint venture with CMS Companies. Two of these communities are located in Nashville and the third is located in Memphis. We currently have a 1% general partner interest and an 8% limited partner interest in this venture. In addition, we serve as the property manager. We received net proceeds of approximately $61 million in connection with this sale and we recognized a gain of approximately $9.9 million. The net proceeds were used to repay a fixed-rate note payable with an outstanding principal balance of $18.6 million that encumbered one of the assets and to reduce borrowings under our interim financing vehicles.

Gables Residential Apartment Portfolio Joint Venture

      On March 26, 1999, we entered into a joint venture in which our economic ownership interest is currently 20%. The business purpose of the joint venture is to develop, own and operate eight multifamily apartment communities, located in four of our markets. We serve as the managing member of the venture and have responsibility for all day-to-day operating matters. We also serve as the property manager, developer and general contractor for construction activities. On March 26, 1999, we contributed our interest in seven of the development communities to the joint venture in return for (1) cash of $60.3 million and (2) an initial capital account in the joint venture of $15.2 million. On December 2, 1999, we contributed our interest in the eighth development community to the joint venture in return for (1) cash of $4.8 million and (2) an increase in the initial capital account in the joint venture of $1.2 million. As of the respective contribution dates, we (1) had commenced construction of four of the communities, (2) owned the land for the future development of three of the communities, and (3) owned the acquisition right for the land for the future development of one of the communities. The capital budget for the development of the eight communities is $238 million and is being funded with 50% equity and 50% debt. The equity component is being funded 80% by the venture partner and 20% by us. Our portion of the equity was funded through contributions of cash and property. As of December 31, 2000, we had funded our total equity commitment of $23.8 million to the joint venture. At December 31, 2000, construction was complete with respect to six of the eight communities and five of the six completed communities had reached a stabilized occupancy level.

Community Acquisition

      During the third quarter of 2000, we acquired an apartment community located in Austin comprising 160 apartment homes. In consideration for such community, we paid $5.7 million in cash and assumed a $14.1 million secured fixed-rate note.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Unit Data)

Portfolio Acquisitions

      On April 1, 1998, we acquired the properties and operations of South Florida, which consisted of fifteen multifamily apartment communities containing a total of 4,197 apartment homes, and all of South Florida’s residential construction and development and third party management activities. In consideration for those properties and operations, we (1) paid $155.0 million in cash, (2) assumed $135.9 million of tax-exempt debt, and (3) issued 2,348 Units valued at $64.9 million. In addition, on January 1, 2000, we issued 470 Units valued at $10.4 million and paid cash of $0.3 million related to a deferred portion of the purchase price. The acquisition increased the size of our portfolio under management on April 1, 1998 from 28,000 to 40,000 apartment homes.

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

	Years Ended December 31,

	2000	1999	1998

	(Actual)	(Actual)	(Pro Forma)
Total revenues	$242,093	$245,597	$227,428
Net income available to common unitholders	73,938	52,949	26,948
Per common Unit information:
Net income – basic	$2.43	$1.64	$1.12
Net income – diluted	2.43	1.64	1.12

      In April 1998, we acquired four multifamily apartment communities comprising a total of 913 apartment homes located in Houston, Texas (“Greystone”). In connection with that acquisition, we assumed $31.0 million of indebtedness at fair value and issued 665 Units valued at $18.0 million. In addition, in December 1999, we issued 34 Units valued at $0.9 million related to a deferred portion of the purchase price that was contingent upon 2000 economic performance.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

      We are a fully-integrated real estate company engaged in the multifamily apartment community management, development, construction, acquisition and disposition businesses. We also provide related brokerage and corporate rental housing services. Our operating performance relies predominantly on net operating income from the multifamily apartment communities we own which are located in major markets in Texas, Georgia, Florida and Tennessee.

Basis of Presentation

      The accompanying consolidated financial statements of Gables Realty Limited Partnership represent the consolidated accounts of Gables Realty Limited Partnership and its subsidiaries, including Gables Residential Services. We consolidate the financial statements of all entities in which we have a controlling financial interest, as that term is defined under United States generally accepted accounting principles (“GAAP”), through either majority voting interest or contractual agreements. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

      Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Unit Data)

Use of Estimates

      The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Real Estate Assets and Depreciation

      Real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. The cost of buildings and improvements includes interest, property taxes, insurance and allocated development overhead incurred during the construction period. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments are capitalized and depreciated over their useful lives. Depreciation is computed on a straight-line basis over the useful lives of the real estate assets with buildings and improvements depreciated over 19-40 years and furniture, fixtures and equipment depreciated over 5-10 years. We periodically evaluate our real estate assets to determine if there has been any impairment in the carrying value of the assets in accordance with SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. At December 31, 2000, we did not own any real estate assets that meet the impairment criteria of SFAS No. 121.

Investment in Joint Ventures

      Our 25% interest in Arbors of Harbortown JV and Metropolitan Apartments JV, 20% interest in Gables Residential Apartment Portfolio JV, and 9% interest in CMS Tennessee Multifamily JV are accounted for using the equity method of accounting.

Revenue Recognition

      Rental: We lease our residential properties under operating leases with terms generally equal to one year or less. Rental income is recognized when earned, which materially approximates revenue recognition on a straight-line basis.

      Property management: We provide property management services for properties in which we do not own a controlling interest. Income is recognized when earned.

      Development and construction services: We provide development and construction services for properties in which we do not own a controlling interest. Income is recognized when earned on a percentage of completion basis.

Cash and Cash Equivalents

      For purposes of the statements of cash flows, all investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Restricted Cash

      Restricted cash is primarily comprised of residential security deposits, tax escrow funds, repairs and maintenance reserve funds and principal escrow bond funds. In addition, we deposited $30.2 million of sales proceeds into an escrow account to fund development and acquisition activities. At December 31, 2000, we had $8.5 million of sales proceeds remaining in this escrow account which is included in restricted cash in the accompanying balance sheet.

Deferred Financing Costs and Amortization

      Deferred financing costs include fees and costs incurred to obtain financing and are capitalized and amortized over the terms of the related notes payable.

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

      In anticipation of a projected seven-year debt offering, we entered into two forward treasury lock agreements in late 1997. The timing and amount of the projected debt offering was modified several times as a result of unanticipated capital transactions, including the South Florida acquisition. The treasury lock agreements were extended to align with the projected timing of the debt offering. The treasury lock agreement in place in September 1998 was terminated due to certain economic conditions affecting the unsecured debt market. For the year ended December 31, 1998, we recognized mark to market losses totaling $5,637 upon the expiration of the original and extended terms of the treasury lock agreements since the required hedge criteria no longer existed at those dates.

Property Management Expenses

      We manage owned properties as well as properties owned by third parties for which we provide services for a fee. Property management expenses have been allocated between owned and third party properties in the accompanying statements of operations based on the proportionate number of owned and third party apartment homes managed by us during the applicable periods.

Income Taxes

      No federal or state income taxes are reflected in the accompanying financial statements since we are a partnership and our partners are required to include their respective share of profits and losses in their income tax returns. We provide management and other services through Gables Residential Services. The taxable income of this subsidiary, if any, is subject to tax at regular corporate rates. The tax attributes of this subsidiary are immaterial to the accompanying consolidated financial statements.

Recent Accounting Pronouncements

      In June 1998, SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” was issued, establishing accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137, is effective for us beginning January 1, 2001. The impact of SFAS No. 133 on our financial statements will depend on the extent, type and effectiveness of our hedging activities. SFAS No. 133 could increase volatility in net income and other comprehensive income. We had no derivative instruments at December 31, 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Unit Data)

      The SEC issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition,” which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 was required to be implemented in the fourth quarter of 2000. The adoption of SAB 101 did not have a significant effect on our results of operations or our financial position.

5. NOTES PAYABLE

Notes payable consist of the following:

	December 31,
	2000	1999

Tax-exempt variable-rate notes payable	$160,155	$150,070
Secured conventional fixed-rate notes payable	141,100	123,641
Unsecured conventional fixed-rate notes payable	116,190	117,361
Unsecured senior notes	115,000	165,000
Unsecured variable-rate credit facilities	108,617	68,868
Tax-exempt fixed-rate notes payable	80,290	90,545
Unsecured variable-rate term loan	40,000	40,000
Secured variable-rate loan	4,575	—

Total notes payable	$765,927	$755,485

Tax-Exempt Variable-Rate Notes Payable Totaling $44,930

      At December 31, 2000 and 1999, the variable-rate mortgage notes payable securing tax-exempt bonds totaling $44,930 were comprised of four loans, each of which is collateralized by an apartment community included in real estate assets. These bonds bear interest at variable rates of interest, adjusted weekly based upon a negotiated rate. The interest rates in effect at December 31, 2000 and 1999 were 4.9% and 5.5%, respectively. Tax-exempt variable rates are, and historically have been, significantly higher at year-end than during the year. Effective interest rates were 4.2%, 3.3% and 3.5% for the years ended December 31, 2000, 1999 and 1998, respectively. The bonds are currently enhanced by four letters of credit provided by a letter of credit facility entered into in October 1997. The fee for the letters of credit under this facility is 0.95% per annum. The letter of credit facility has an initial term of five years with unlimited one-year extension options. We have exercised the first of our one-year extension options resulting in a maturity date for the facility of October 2003. Three of the underlying bond issues mature in December 2007 and the fourth matures in August 2024.

Tax-Exempt Variable-Rate Notes Payable Totaling $115,225 and $105,140, respectively

      On April 1, 1998, we assumed five variable-rate bond issues totaling $105,140 in connection with the South Florida acquisition. On August 15, 2000, we refunded a $10,085 bond issue that we assumed in connection with the South Florida acquisition from a fixed rate of 4.75% to a variable rate. At December 31, 2000 and 1999, the interest rates on these variable-rate bonds ranged from 4.50% to 4.75% (weighted average of 4.63%) and 4.75% to 5.70% (weighted average of 5.31%), respectively. Tax-exempt variable rates are, and historically have been, significantly higher at year-end than during the year. Effective interest rates averaged 4.2% and 3.3% for the years ended December 31, 2000 and 1999 and 3.6% for the period April 1, 1998 to December 31, 1998. These bond issues are enhanced by letters of credit provided by a letter of credit facility entered into on April 1, 1998 (the “South Florida Enhancement Facility”). The fee for the letters of credit is 1.0% per annum. The South Florida Enhancement Facility has an initial term of 10 years with three five-year extension options and is collateralized by (1) each apartment community induced for tax-exempt financing for which a letter of credit is issued and outstanding and (2) two additional communities. The maturity dates of the underlying bond issues range from December 2005 to September 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Unit Data)

Secured Conventional Fixed-Rate Notes Payable

      At December 31, 1999, the fixed-rate notes payable totaling $123,641 were comprised of nine loans collateralized by eleven apartment communities included in real estate assets. The interest rates on these notes payable ranged from 6.75% to 8.77% (weighted average of 7.80%) and the maturity dates ranged from December 2000 to December 2015.

      In January 2000, we prepaid one of the fixed-rate notes payable scheduled to mature in December 2000 which had a balance of $3,583 at December 31, 1999 and bore interest at a rate of 8.16%. In December 2000 we prepaid one of the fixed-rate notes payable scheduled to mature in May 2003 which had a balance of $18,868 at December 31, 1999 and bore interest at a rate of 7.50%. This prepayment was made in connection with the contribution of the asset that served as collateral for this loan to the CMS Tennessee Multifamily JV.

      In September 2000, we assumed a $14,124 loan in connection with the acquisition of an apartment community in Austin. This loan bears interest at a rate of 7.38% and matures in May 2009. In November 2000, we closed a $27,500 loan secured by two apartment communities which bears interest at a rate of 7.42% and matures in June 2006.

      At December 31, 2000, the fixed-rate notes payable were comprised of nine loans collateralized by twelve apartment communities included in real estate assets. At December 31, 2000, the interest rates on these notes payable range from 6.75% to 8.77% (weighted average of 7.71%) and the maturity dates range from February 2004 to December 2015. Principal amortization payments are required for eight of the nine loans based on amortization schedules ranging from 25 to 30 years.

Unsecured Conventional Fixed-Rate Notes Payable

      At December 31, 2000 and 1999, the unsecured fixed-rate notes payable were comprised of four loans. The interest rates on these notes payable range from 5.25% to 8.62% (weighted average of 8.32%) and the maturity dates range from December 2002 to November 2018. Principal amortization payments are required based on amortization schedules ranging from 20 to 30 years.

Unsecured Senior Notes

      In March 1998, we issued $100,000 of senior unsecured notes which bear interest at 6.80%, were priced to yield 6.84%, and mature in March 2005. In October 1998, we issued (1) $50,000 of senior unsecured notes that matured in October 2000 which bore interest at 6.55% and were priced to yield 6.59% and (2) $15,000 of senior unsecured notes which bear interest at 6.60%, were priced at par, and mature in October 2001. We repaid the $50,000 notes at maturity.

$225 Million Credit Facility

      We have a $225 million unsecured revolving credit facility that is provided by a consortium of banks. The facility currently has a maturity date of May 2003 with one one-year extension option. Borrowings under the facility currently bear interest at our option of LIBOR plus 0.95% or prime minus 0.25%. Such scheduled interest rates may be adjusted up or down based on changes in our senior unsecured credit ratings. We may also enter into competitive bid loans with participating banks for up to $112.5 million at rates below the scheduled rates. In addition, there is an annual facility fee equal to 0.15% of the $225 million commitment. Our availability under the facility is based on the value of our unencumbered real estate assets as compared to the amount of our unsecured indebtedness. As of December 31, 2000, we had $70,000 in borrowings outstanding under the facility and, therefore, had $155,000 of remaining capacity on the $225 million commitment. As of December 31, 1999, we had $44,000 in borrowings outstanding under the facility.

$50 Million Borrowing Facility

      At December 31, 1999, we had a $25 million unsecured borrowing facility with a bank. In connection with the extension of the April 2000 maturity date to April 2001, the availability under the facility was increased to $50 million. The interest rate and maturity date related to each draw on this facility is agreed to by both parties prior to each draw. We expect the facility to be renewed for an additional one-year term at maturity. At December 31, 2000 and 1999, we had

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Unit Data)

$38,194 and $24,868, respectively, in borrowings outstanding under this facility at an interest rate of 7.3% and 6.0%, respectively.

$25 Million Credit Facility

      We have a $25 million unsecured revolving credit facility with a bank that currently bears interest at LIBOR plus 0.95%. We expect to exercise one of our unlimited one-year extension options prior to the facility’s current maturity in October 2001. We had $423 and $0 in borrowings outstanding under this facility at December 31, 2000 or 1999, respectively.

Tax-Exempt Fixed-Rate Notes Payable

      At December 31, 2000 and 1999, the tax-exempt fixed-rate indebtedness was comprised of four and five loans, respectively. One loan outstanding at December 31, 2000 and 1999 has a principal balance of $48,365 and is collateralized by three communities induced for tax-exempt financing and three additional communities. Principal amortization payments based on a 30-year amortization schedule are required on a monthly basis. These payments are retained in an escrow account and are not applied to reduce the outstanding principal balance of the loan. Principal payments through December 31, 2000 and 1999 are included in restricted cash in the accompanying balance sheets. The note payable bears interest at 6.38% and matures in August 2004. The three underlying tax-exempt bond issues mature in August 2024. The second loan, with an outstanding principal balance of $11,300 and $11,470 as of December 31, 2000 and 1999, respectively, represents a tax-exempt bond financing secured by one apartment community. The bond issue, which has a maturity of January 2025, was credit enhanced for an annual fee of 0.60% and bears interest at 7.03%. Monthly escrow payments are required each year based on the annual principal payment due to the bondholders.

      On April 1, 1998, we assumed three bond issues totaling $30,710 in connection with the South Florida acquisition. One of these bond issues for $10,085 was refunded on August 15, 2000 from a fixed rate of 4.75% to a variable rate. The second bond issue bears interest at 4.75% and is enhanced by a letter of credit provided by the South Florida Enhancement Facility previously described. The third bond issue, which initially bore interest at 5.75%, was refunded in May 1999 to a fixed rate of 4.65% and is now enhanced by the South Florida Enhancement Facility. The maturity dates of the two fixed-rate bond issues at December 31, 2000 range from February 2004 to April 2009. The bonds do not require principal amortization payments.

Unsecured Variable-Rate Term Loan

      At December 31, 2000 and 1999, we had a $40,000 unsecured variable-rate term loan which bears interest at our option of LIBOR plus 0.80% or prime minus 0.25%. This loan matures in November 2001.

Unsecured Senior Note Issuance in February 2001 and Maturities

      On February 22, 2001, we issued $150.0 million of senior unsecured notes which bear interest at 7.25%, were priced to yield 7.29%, and mature in February 2006. The net proceeds of $148.5 million were used to reduce borrowings under our unsecured credit facilities and repay our $40 million term loan. The aggregate maturities of notes payable at December 31, 2000 (on both a historical basis and a pro forma basis to give effect to the issuance of the notes and the application of the net proceeds therefrom, as if such events had occurred on December 31, 2000) are as follows:

	Historical	Pro Forma

2001	$97,024	$18,529
2002	86,072	86,072
2003	122,467	52,467
2004	79,556	79,556
2005	113,074	113,074
2006 and thereafter	267,734	417,734

	$765,927	$767,432

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Unit Data)

Restrictive Covenants

      Certain of our debt agreements contain customary representations, covenants and events of default, including covenants which restrict our ability to make distributions in excess of stated amounts, which in turn restricts the Trust’s discretion to declare and pay dividends. In general, during any fiscal year we may only distribute up to 95% of our consolidated income available for distribution (as defined in the related agreement) exclusive of distributions of capital gains for such year. The applicable debt agreements contain exceptions to these limitations to allow us to make any distributions necessary to allow the Trust to maintain its status as a REIT. We do not anticipate that this provision will adversely effect our ability to make distributions or the Trust’s ability to declare dividends as currently anticipated.

      The tax-exempt bonds contain certain covenants which require a certain percentage of the apartments in such communities be rented to individuals based upon income levels specified by U.S. government programs, as defined.

Joint Venture Indebtedness

      The Arbors of Harbortown apartment community secures a $16.4 million tax-exempt bond obligation, which is recourse to us up to $1.0 million, bears interest at a variable low-floater rate, has a maturity date of April 2013, and is payable in monthly installments of interest only. The recourse amount is fully cash-collateralized and held by the Arbors of Harbortown JV. The credit enhancement for the bond obligation expires in May 2001.

      The Metropolitan Uptown apartment community secures a conventional fixed-rate loan with $18.5 million outstanding at December 31, 2000, 25% of which has been guaranteed by us. The loan has a maturity date of December 31, 2002 and bears interest at a rate of 7.18%.

      Each of the eight development communities owned by the Gables Residential Apartment Portfolio JV is secured by a construction loan with committed funding equal to 50% of the total budgeted development costs. The construction loans have an initial maturity of March 25, 2002 with two one-year extension options. As of December 31, 2000, there was an aggregate $111.1 million of indebtedness outstanding under these construction loans which currently bear interest at spreads over LIBOR ranging from 1.45% to 1.65%.

      Each of the three apartment communities owned by the CMS Tennessee Multifamily JV is secured by a conventional fixed-rate loan with a maturity of January 2011. As of December 31, 2000, there was an aggregate $52.1 million of indebtedness outstanding under these loans which bears interest at a rate of 7.22%.

Pledged Assets

      The aggregate net book value at December 31, 2000 of real estate assets pledged as collateral for indebtedness was $492,091.

6. COMMITMENTS AND CONTINGENCIES

Office Leases

      We are party to office operating leases with various terms. Future minimum lease payments and rent expense for such leases are not material.

Contingencies

      The various entities comprising Gables are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our financial position or results of our operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Unit Data)

7. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      Disclosure about the estimated fair value of financial instruments is based on pertinent information available to us as of December 31, 2000. Such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

Cash Equivalents

      We estimate that the fair value of cash equivalents approximates carrying value due to the relatively short maturity of these instruments.

Notes Payable

      The estimated fair value of our notes payable at December 31, 2000 is $749,515 and is based on a discounted cash flow analysis using current borrowing rates for notes payable with similar terms and remaining maturities.

8. EARNINGS PER UNIT

      Basic earnings per Unit are computed based on net income available to common unitholders and the weighted average number of common Units outstanding. Diluted earnings per Unit reflect the assumed issuance of common Units under the Trust’s share option and incentive plan and upon settlement of long-term liability, as applicable. The numerator and denominator used for both basic and diluted earnings per Unit computations are as follows:

	Years Ended December 31,

	2000	1999	1998

Basic and diluted income available to common unitholders (numerator):
Net income – basic	$73,938	$52,949	$35,182
Amortization of discount on long-term liability settled in January 2000	—	686	—

Net income – diluted	$73,938	$53,635	$35,182

Common Units (denominator):
Average Units outstanding – basic	30,365	32,277	30,212
Units issuable upon settlement of long-term liability in January 2000	—	470	—
Incremental Units from assumed conversions of:
Stock options	70	41	128
Other	4	8	—

Average Units outstanding – diluted	30,439	32,796	30,340

      For the year ended December 31, 1998, 506 Units issuable upon settlement of long-term liability were not included in diluted earnings per Unit because the effect was anti-dilutive.

      Options to purchase 1,130 and 1,557 shares were outstanding at December 31, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per Unit because the effect was anti-dilutive.

9. SEGMENT REPORTING

      We adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” during 1998. SFAS No. 131 established standards for reporting financial and descriptive information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise about which separate financial

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Unit Data)

information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our senior management group.

      We own, operate and develop multifamily apartment communities in major markets located in Texas, Georgia, Florida and Tennessee. These apartment communities generate rental revenue and other income through the leasing of apartment homes to a diverse base of residents. We evaluate the performance of each of our apartment communities on an individual basis. However, because each of the apartment communities has similar economic characteristics, residents, and products and services, they have been aggregated into one reportable segment. This segment comprises 95%, 95% and 96% of our total revenues for the years ended December 31, 2000, 1999 and 1998, respectively.

      The primary financial measure for our reportable business segment is net operating income (“NOI”), which represents total property revenues less property operating and maintenance expenses (as reflected in the accompanying statements of operations). Accordingly, NOI excludes certain expenses included in the determination of net income. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. The NOI yield or return on total capitalized costs is an additional measure of financial performance. NOI from apartment communities totaled $154,345, $155,121, and $138,778 for the years ended December 31, 2000, 1999 and 1998, respectively. All other segment measurements are disclosed in our consolidated financial statements.

      We also provide management, brokerage, corporate apartment home and development and construction services to third parties. These operations, on an individual and aggregate basis, do not meet the quantitative thresholds for segment reporting per SFAS No. 131.

10. PROFIT SHARING PLAN

      Eligible employees may participate in a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code. Under the plan, employees may defer a portion of their salary on a pre-tax basis. We also have the discretion to make matching contributions, currently equal to 50% of an employee’s first 4% salary deferral contribution. Expenses under this plan for the years ended December 31, 2000, 1999 and 1998 were not material.

      During January 1996, we added the Gables Residential Trust Stock Fund as an investment option for the plan. The fund is comprised of the Trust’s common shares. In connection with the addition of this fund to the plan, 100 common shares were registered for issuance under the plan. The plan trustee will purchase Trust’s common shares for the fund at the direction of the plan investment committee, either on the open market or directly from the Trust.

11. DISTRIBUTIONS AND SHARE BUILDER PLAN

      We have declared and paid distributions to common unitholders for the years ended December 31, 2000, 1999 and 1998 as follows:

Per Unit
Year	Distributions

2000	$2.195
1999	$2.080
1998	$2.020

      In January 1995, the Trust adopted a dividend reinvestment and share purchase program pursuant to which shareholders could elect to reinvest dividends in additional common shares at a 2% discount to the then current market price of common shares and purchase additional common shares for cash (up to $20 per quarter) at 100% of the then current market price (the “Share Builder Plan”).

      As of December 31, 1999, the Trust had issued all of the 500 shares registered for issuance under the Share Builder Plan. Given the Trust’s current capital market strategy to repurchase shares under its common equity repurchase program,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Unit Data)

the Trust has resolved not to establish a new Share Builder Plan at this time. Accordingly, effective with the first quarter dividend payable on March 31, 2000, shareholders no longer had a dividend reinvestment option available.

12. 1994 SHARE OPTION AND INCENTIVE PLAN AND OTHER SHARE GRANTS

      The Trust adopted the 1994 Share Option and Incentive Plan to provide incentives to officers, employees and non-employee trustees. The plan provides for the grant of options to purchase a specified number of common shares or the grant of restricted or unrestricted common shares. The total number of shares reserved for issuance under the plan, as amended, is the greater of 2,953 shares or 9% of the total number of outstanding common shares and Units. At December 31, 2000, the number of shares reserved for issuance was 2,953. The number of common shares which may be issued as restricted or unrestricted shares is equal to 50% of the number of shares available for issuance under the plan at such time. The Operating Partnership will issue a Unit for each common share of the Trust issued under the plan.

      To date, options have been granted with an exercise price equal to the fair value of the Trust’s common shares on the dates the options were granted. The options granted are generally exercisable in installments over three years, beginning one year after the date of grant. At December 31, 2000, 1,794 common shares are subject to outstanding options granted to the Trust’s officers, employees and trustees. These outstanding options have exercise prices ranging from $19.125 to $27.625 and a weighted average remaining contractual life of 7.0 years at December 31, 2000.

      A summary of the options activity for the years ended December 31, 2000, 1999 and 1998 is as follows:

	2000		1999		1998

		Weighted		Weighted		Weighted
		Average Exercise		Average		Average
	Shares	Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	2,051	$25.29	2,022	$25.39	937	$22.59
Granted	20	24.50	210	23.88	1,305	27.01
Forfeited	(71)	26.45	(125)	26.08	(56)	25.63
Exercised	(206)	22.77	(56)	21.96	(164)	22.18

Outstanding at end of year	1,794	$25.52	2,051	$25.29	2,022	$25.39

Exercisable at end of year	1,129	$25.10	926	$24.06	608	$22.48

      We account for stock options issued under the plan in accordance with APB Opinion No. 25 “Accounting for Stock Issued to Employees” under which no compensation cost has been recognized since all options have been granted with an exercise price equal to the fair value of the Trust’s common shares on the date of grant. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123 (SFAS 123) “Accounting for Stock-Based Compensation,” our net income and earnings per Unit would have been reduced to the following pro forma amounts:

		2000	1999	1998

Net income available to common unitholders:	As Reported	$73,938	$52,949	$35,182
	Pro Forma	73,121	52,086	34,639

Basic earnings per Unit:	As Reported	$2.43	$1.64	$1.16
	Pro Forma	2.40	1.61	1.14

Diluted earnings per Unit:	As Reported	$2.43	$1.64	$1.16
	Pro Forma	2.40	1.61	1.14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Unit Data)

      Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

      The weighted average fair value of options granted is $2.62, $2.36 and $1.92 for 2000, 1999 and 1998, respectively. The fair value of each option grant as of the date of grant has been estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 2000, 1999 and 1998, respectively: risk free interest rates of 6.71%, 5.69% and 4.84%; expected lives of 5.83, 6.86 and 6.39; dividend yields of 9.27%, 8.88% and 7.55%, and expected volatility of 25%, 25% and 18%.

      The Trust has made the following grants of restricted shares and unrestricted shares:

	Unrestricted	Restricted	Per Share
Grant	Shares	Shares	Grant
Date	Granted	Granted	Value	Vesting Period for Restricted Shares

2-97	23	46	$25.8750	Two equal annual installments, beginning 1-1-98
2-98	13	40	26.6875	Three equal annual installments, beginning 1-1-99
4-98	3	9	27.0625	Three equal annual installments, beginning 4-1-99
2-99	11	34	23.2500	Three equal annual installments, beginning 1-1-00
2-99	5	9	23.2500	Two equal annual installments, beginning 1-1-00
4-99	9	19	21.9375	Two equal annual installments, beginning 4-1-00
11-99	2	16	24.6250	One installment, on 12-1-02
1-00	12	36	22.6250	Three equal annual installments, beginning 1-1-01
3-00	6	20	21.8750	Three equal annual installments, beginning 1-1-01
3-00	3	5	21.8750	Two equal annual installments, beginning 1-1-01
10-00	2	13	25.8125	One installment, on 12-1-03
2-01	12	36	27.3000	Three equal annual installments, beginning 1-01-02
2-01	1	2	27.3000	Two equal annual installments, beginning 1-01-02

      All of the share grants have been made under the plan with the exception of the February 2001 grants which were satisfied with shares acquired by the Trust pursuant to its common equity repurchase program.

      The value of the unrestricted shares granted is accrued as long-term compensation expense in the year the related service was provided. Upon issuance of the share grants, the value of the shares issued is recorded to partners’ capital and the value of the restricted shares is recorded as a reduction to partners’ capital as deferred compensation. Such deferred compensation is amortized ratably over the term of the vesting period.

13. SEVERANCE COSTS

      During 1999, we incurred severance costs associated with organizational changes resulting from management succession directives, including the resignation of the former chairman and chief executive officer effective January 1, 2000 and the resignation of the former chief operating officer effective May 21, 1999. The following is a summary of the activity that occurred during 1999 and 2000 with respect to severance costs:

Severance costs accrued at December 31, 1998	$—
Severance costs expensed in 1999	2,800
Severance costs paid in 1999	(1,440	)(a)

Severance costs accrued at December 31, 1999	1,360	(b)
Severance costs paid in 2000	(1,360	)(a)

Severance costs accrued at December 31, 2000	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Unit Data)

(a)	Severance costs paid in 1999 and 2000 include $214 and $336, respectively, of deferred compensation related to the accelerated vesting of restricted shares unvested at the effective date of separation.

(b)	The severance costs accrued at December 31, 1999 relate to the resignation of the former chairman and chief executive officer and were paid in 2000.

14. RELATED PARTY TRANSACTIONS

      We provide management services to the joint ventures in which we have an ownership interest and management fees recognized for such services were $886, $347, and $225 for the years ended December 31, 2000, 1999, and 1998, respectively. We also provide development and construction services to the Gables Residential Apartment Portfolio JV and have recognized net development revenues of $699 and $2,495 for the years ended December 31, 2000 and 1999, respectively.

      During the third quarter of 2000, we acquired an apartment community located in Austin comprising 160 apartment homes from a partnership in which our Chairman, President and Chief Executive Officer held a 15% limited partnership interest. In consideration for such community, we paid $5.7 million in cash and assumed a $14.1 million secured fixed-rate note. The purchase price and other terms of this transaction were negotiated at arms’ length between us and representatives of the seller.

15. QUARTERLY FINANCIAL INFORMATION (Unaudited)

      Quarterly financial information for the years ended December 31, 2000 and 1999 is as follows:

	Year Ended December 31, 2000

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenues	$60,526	$60,633	$60,257	$60,677

Gain on sale of real estate assets	—	—	19,310	10,157

Net income	15,025	14,877	33,394	24,725

Net income available to common unitholders	11,504	11,357	29,873	21,204

Net income per common Unit – basic (a)	0.37	0.37	1.00	0.71

Net income per common Unit – diluted (a)	0.37	0.37	1.00	0.71

	Year Ended December 31, 1999

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenues	$60,641	$61,240	$62,860	$60,856

Gain on sale of real estate assets	666	—	4,019	4,179

Severance costs	(2,000)	—	—	(800)

Net income	12,504	14,517	19,402	20,609

Net income available to common unitholders	8,983	10,997	15,882	17,087

Net income per common Unit — basic	0.27	0.34	0.49	0.54

Net income per common Unit — diluted	0.27	0.34	0.49	0.54

(a)	The total of the four quarterly amounts for net income per Unit does not equal the net income per Unit for the year ended December 31, 2000. The difference results from the use of a weighted average to compute the number of Units outstanding for each quarter and for the year.

Schedule III

Gables Realty Limited Partnership
Real Estate Investments and Accumulated Depreciation as of December 31, 2000 (Dollars in Thousands)

					Gross Amount at Which
		Initial Costs		Costs	Carried at Close of Period					Year
				Capitalized						Original
Property Type	Related		Buildings and	Subsequent		Buildings and			Accumulated	Construction	Year
and Location	Encumbrances	Land	Improvements	To Acquisition	Land	Improvements	Total		Depreciation	Complete	Acquired

									(1)		(2)
Completed Apartment Communities:
Boca Raton, FL	$135,850	$56,079	$302,171	$12,111	$56,079	$314,282	$370,361		$27,674	1984 - 1998	1998
Atlanta, GA	100,687	62,033	86,145	197,008	62,265	282,921	345,186		56,111	1945 - 1998	1983 - 1997
Houston, TX	80,402	52,729	161,241	130,947	53,871	291,046	344,917		57,278	1981 - 1998	1987 - 1998
Austin, TX	14,090	12,388	49,878	62,185	12,388	112,063	124,451		12,131	1992 - 1998	1992 - 2000
Dallas, TX	14,199	15,250	46,050	55,661	15,251	101,710	116,961		17,234	1985 - 1996	1993 - 1997
Orlando/Tampa, FL	—	5,712	—	46,160	5,750	46,122	51,872		3,535	1998 - 1999	1996
Memphis, TN	10,167	1,865	—	26,182	1,865	26,182	28,047		9,761	1986	1985
Nashville, TN	26,150	2,001	—	26,152	2,001	26,152	28,153		12,111	1987 - 1988	1985

Total	$381,545	$208,057	$645,485	$556,406	$209,470	$1,200,478	$1,409,948		$195,835

Apartment Communities Under Construction or In Lease Up:
Orlando/Tampa, FL	$—	$12,359	$—	$58,433	$12,359	$58,433	$70,792		$11	n/a	1998 - 2000
Dallas, TX	—	10,561	—	22,331	10,561	22,331	32,892		100	n/a	1997
Atlanta, GA	—	2,880	—	10,199	2,880	10,199	13,079		—	n/a	1998
Houston, TX	—	4,062	—	2,122	4,062	2,122	6,184		—	n/a	1998

Total	$—	$29,862	$—	$93,085	$29,862	$93,085	$122,947		$111

Land Held for Future Development of Apartment Communities:
Dallas, TX	$—	$12,015	$—	$—	$12,015	$—	$12,015		$—	n/a	1994 - 1999
Boca Raton, FL	—	6,373	—	—	6,373	—	6,373		—	n/a	2000
Atlanta, GA	—	6,348	—	—	6,348	—	6,348		—	n/a	1997 - 1998
Houston, TX	—	3,789	—	—	3,789	—	3,789		—	n/a	1998
San Antonio, TX	—	1,192	—	—	1,192	—	1,192		—	n/a	1994
Memphis, TN	—	606	—	—	606	—	606		—	n/a	1996

Total	$—	$30,323	$—	$—	$30,323	$—	$30,323		$—

Grand Totals	$381,545	$268,242	$645,485	$649,491	$269,655	$1,293,563	$1,563,218	(3)	$195,946

(1)	Depreciation of apartment communities is calculated on a straight-line basis over an estimated useful life ranging from 19 to 40 years for buildings and improvements and an estimated useful life ranging from 5 to 10 years for furniture, fixtures, and equipment.
(2)	The year acquired represents the year we acquired a completed community or the year we acquired the land for the development of an apartment community.
(3)	Excludes our investment in joint ventures totaling $24,626.

Schedule III

Gables Realty Limited Partnership
Real Estate Investments and Accumulated Depreciation as of December 31, 2000 (Dollars in Thousands)

A summary of activity for real estate investments and accumulated depreciation is as follows:

	Years ended December 31,

	2000	1999	1998

Real estate investments:
Balance, beginning of year	$1,565,913	$1,681,961	$1,056,228
Additions:
Acquisitions, including renovation expenditures	27,245	7,660	462,237
Development costs incurred, including related land acquisitions	90,149	41,829	155,541
Capital expenditures for completed communities	10,910	10,037	7,955

Total additions	128,304	59,526	625,733
Contribution to Gables Residential Apartment Portfolio JV	—	(76,280)	—
Sales	(130,999)	(99,294)	—

Balance, end of year (1)	$1,563,218	$1,565,913	$1,681,961

Accumulated depreciation:
Balance, beginning of year	$172,247	$138,239	$98,236
Depreciation	43,745	45,454	40,003
Sales	(20,046)	(11,446)	—

Balance, end of year	$195,946	$172,247	$138,239

Reconciliation of depreciation above to statements of operations:
Depreciation in rollforward of accumulated depreciation above	$43,745	$45,454	$40,003
Amortization of prepaid land lease payments (2)	84	84	84

Real estate asset depreciation and amortization expense reflected in the accompanying statements of operations	$43,829	$45,538	$40,087

(1)	Excludes our investment in joint ventures totaling $24,626, $23,471, and $161 for the years ended December 31, 2000, 1999, and 1998, respectively.
(2)	We have leased two parcels of land pursuant to long-term land lease agreements which required the lease payments to be made upfront. The prepaid lease payments, net of accumulated amortization, are included in other assets in the accompanying balance sheets.