Form 10-Q
period 2001-03-31
GABLES REALTY LIMITED PARTNERSHIP
filed 2001-05-15
CIK 1039797

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number: 000-22683

GABLES REALTY LIMITED PARTNERSHIP
(Exact name of Registrant as specified in its Charter)

DELAWARE (State of Incorporation)	58-2077966 (I.R.S. Employer Identification No.)

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

GABLES REALTY LIMITED PARTNERSHIP
FORM 10 - Q INDEX

PART I. - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

GABLES REALTY LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (Amounts in Thousands, Except Per Unit Data)
	March 31, 2001 (Unaudited)	December 31, 2000
ASSETS:
Real estate assets:
Land	$ 227,090	$ 209,470
Buildings	1,191,512	1,106,900
Furniture, fixtures and equipment	102,652	93,578
Construction in progress	98,375	122,947
Investment in joint ventures	22,034	24,626
Land held for future development	23,986	30,323
Real estate assets before accumulated depreciation	1,665,649	1,587,844
Less: accumulated depreciation	-206,558	-195,706
Net real estate assets	1,459,091	1,392,138

Cash and cash equivalents	2,977	4,252
Restricted cash	8,858	17,902
Deferred financing costs, net	4,914	3,981
Other assets, net	36,068	34,747
Total assets	$ 1,511,908 ========	$ 1,453,020 ========

LIABILITIES AND PARTNERS' CAPITAL:
Notes payable	$ 837,142	$ 765,927
Accrued interest payable	3,211	5,140
Preferred distributions payable	1,243	1,187
Real estate taxes payable	7,161	15,650
Accounts payable and accrued expenses - construction	6,603	10,082
Accounts payable and accrued expenses - operating	14,697	11,824
Security deposits	4,391	4,312
Total liabilities	874,448	814,122

Limited partners' common capital interest (6,660 and 6,663 common Units), at redemption value	189,043	185,362
Preferred partner's capital interest (180 Series Z Preferred Units), at $25.00 liquidation preference	4,500	4,500

Commitments and contingencies

Partners' capital:
General partner (300 and 298 common Units)	5,045	4,567
Limited partner (23,034 and 22, 828 common Units)	273,872	279,469
Preferred partners (4,600 Series A Preferred Units and 2,000 Series B Preferred Units), at $25.00 liquidation preference	165,000	165,000
Total partners' capital	443,917	449,036
Total liabilities, partners' capital interest and partners' capital	$ 1,511,908 ========	$ 1,453,020 ========

The accompanying notes are an integral part of these consolidated balance sheets.

GABLES REALTY LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited and Amounts in Thousands, Except Per Unit Data)
	Three Months Ended March 31,
	2001	2000
Revenues:
Rental revenues	$ 53,234	$ 54,398
Other property revenues	2,914	2,943
Total property revenues	56,148	57,341

Property management revenues	1,448	1,217
Development revenues, net	7	696
Equity in income of joint ventures	98	81
Interest income	227	199
Other	227	992
Total other revenues	2,007	3,185

Total revenues	58,155	60,526

Expenses:
Property operating and maintenance
(exclusive of items shown separately below)	18,071	18,571
Real estate asset depreciation and amortization	10,874	10,845
Property management - owned	1,406	1,460
Property management - third party	1,156	1,020
Interest expense and credit enhancement fees	10,749	11,035
Amortization of deferred financing costs	261	251
General and administrative	1,883	2,169
Unusual items	400	-
Corporate asset depreciation and amortization	148	150
Total expenses	44,948	45,501

Gain on sale of real estate assets	1,638	-

Net income	14,845	15,025
Dividends to preferred unitholders	-3,521	-3,521
Net income available to common unitholders	$11,324 =====	$11,504 =====

Weighted average number of common Units outstanding - basic	29,860	31,161
Weighted average number of common Units outstanding - diluted	30,012	31,179

Per Common Unit Information:
Net income - basic	$ 0.38	$ 0.37
Net income - diluted	$ 0.38	$ 0.37

The accompanying notes are an integral part of these consolidated statements.

GABLES REALTY LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited and Amounts in Thousands, Except Per Unit Data)

	Three Months Ended March 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,845	$15,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,283	11,246
Equity in income of joint ventures	-98	-81
Gain on sale of real estate assets	-1,638	-
Long-term compensation expense	315	274
Unusual items	400	-
Operating distributions received from joint ventures	696	296
Change in operating assets and liabilities:
Restricted cash	1,317	1,128
Other assets	-5,008	73
Other liabilities, net	-10,402	-12,279
Net cash provided by operating activities	11,710	15,682

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition and construction of real estate assets	-94,367	-19,913
Restricted cash released from escrow	7,909	-
Net proceeds from sale of real estate assets	5,384	-
Investment in joint ventures	-96	-1,079
Proceeds from contribution of real estate assets to joint venture	15,589	-
Net cash used in investing activities	-65,581	-20,992

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from the Trust related to:
Proceeds from the exercise of share options	3,502	7
Unit redemptions and Unit redemptions related to treasury share purchases	-	-9,793
Payments of deferred financing costs	-1,495	-25
Notes payable proceeds	216,739	34,299
Notes payable repayments	-145,524	-4,497
Principal escrow deposits	-182	-183
Preferred distributions paid	-3,465	-3,465
Common distributions paid ($0.5675 and $0.53 per Unit, respectively)	-16,979	-16,543
Net cash provided by (used in) financing activities	52,596	-200

Net change in cash and cash equivalents	-1,275	-5,510
Cash and cash equivalents, beginning of period	4,252	7,963
Cash and cash equivalents, end of period	$ 2,977 ====	$ 2,453 ====

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 14,523	$ 15,248
Interest capitalized	2,307	1,856
Cash paid for interest, net of amounts capitalized	$ 12,216 =====	$ 13,392 =====

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

We are a fully integrated real estate company engaged in the multifamily apartment community management, development, construction, acquisition and disposition businesses. We also provide related brokerage and corporate rental housing services.  Our third party management businesses are conducted through a subsidiary, Gables Residential Services, Inc.

As of March 31, 2001, the Trust was 77.8% economic owner of our common equity.  The Trust controls us through Gables GP, Inc. ("Gables GP"), a wholly-owned subsidiary of the Trust and our sole general partner.  This structure is commonly referred to as an umbrella partnership REIT or "UPREIT."  The board of directors of Gables GP, the members of which are the same as the members of the Trust's board of trustees, manages our affairs by directing the affairs of Gables GP.  The Trust's limited partnership and indirect general partnership interests entitle it to share in our cash distributions, and in our profits and losses in proportion to its ownership interest therein and entitles the Trust to vote on all matters requiring a vote of the limited partners.  Generally, our other limited partners are persons who contributed their direct or indirect interests in certain of our properties primarily in connection with the IPO and the 1998 acquisition of the properties and operations of Trammell Crow Residential South Florida ("South Florida").  We are obligated to redeem each common unit of limited partnership interest ("Unit") held by a person other than the Trust at the request of the holder for an amount equal to the fair market value of a share of the Trust's common shares at the time of such redemption, provided that the Trust, at its option, may elect to acquire each Unit presented for redemption for one common share or cash.  Such limited partners' redemption rights are reflected in "limited partners' capital interest" in our accompanying consolidated balance sheets at the cash redemption amount at the balance sheet date.  The Trust's percentage ownership interest in us will increase with each redemption.  In addition, whenever the Trust issues common shares or preferred shares, it is obligated to contribute any net proceeds to us and we are obligated to issue an equivalent number of common or preferred units, as applicable to the Trust.

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

As of March 31, 2001, we owned 76 stabilized multifamily apartment communities comprising 22,398 apartment homes, an indirect 25% interest in two stabilized apartment communities comprising 663 apartment homes, an indirect 20% interest in three stabilized apartment communities comprising 1,039 apartment homes, and an indirect 9% interest in three stabilized apartment communities comprising 1,118 apartment homes. We also owned five multifamily apartment communities under development or in lease-up at March 31, 2001 that are expected to comprise 1,051 apartment homes upon completion and an indirect 20% interest in five apartment communities under development or in lease-up at March 31, 2001 that are expected to comprise 1,494 apartment homes upon completion. In addition, as of March 31, 2001, we owned parcels of land on which we intend to develop three apartment communities that we currently expect will comprise an estimated 840 apartment homes. We also have rights to acquire additional parcels of land on which we believe we could develop communities. Any future development is subject to permits and other governmental approvals, as well as our ongoing business review, and may not be undertaken or completed.

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

Common Equity Repurchase Program

We have a common equity repurchase program pursuant to which the Trust is currently authorized to purchase up to $150 million of its outstanding common shares or Units.  The Trust has repurchased shares from time to time in open market and privately negotiated transactions, depending on market prices and other conditions, using proceeds from sales of selected assets. Whenever the Trust repurchases common shares from shareholders, we are required to redeem from the Trust an equivalent number of Units on the same terms and for the same aggregate price.  After redemption, the Units redeemed by us are no longer deemed outstanding.  Units have also been redeemed for cash upon their presentation for redemption by unitholders. As of March 31, 2001, we had redeemed 4,267 Units for a total of $102,048, including 3,980 Units redeemed by the Trust.

Shelf Registration Statement

We have an effective shelf registration statement on file with the Securities and Exchange Commission ("SEC") providing $500 million of equity capacity and $300 million of debt capacity. We believe it is prudent to maintain shelf registration capacity in order to facilitate future capital raising activities. To date, there have been no issuances under this shelf registration statement other than the issuance of $150 million of senior unsecured notes in February 2001.

3. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the consolidated accounts of the Operating Partnership and its subsidiaries, including Gables Residential Services, Inc. We consolidate the financial statements of all entities in which we have a controlling financial interest, as that term is defined under generally accepted accounting principles ("GAAP"), through either majority voting interest or contractual agreements. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying interim unaudited financial statements have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation for these interim periods have been included. The results of operations for the interim period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the financial statements included in our Form 10-K for the year ended December 31, 2000.

4. PORTFOLIO AND OTHER FINANCING ACTIVITY

Community and Land Dispositions (exclusive of joint venture transactions)

In the first quarter of 2001, we sold 2.5 acres of land adjacent to one of our development communities for $5.4 million and recognized a gain of $0.9 million. During the quarter, we recognized $0.2 million of deferred gain associated with a parcel of land we sold in 2000.

During 2000, we sold an apartment community located in Dallas comprising 126 apartment homes, an apartment community located in Houston comprising 228 apartment homes, two apartment communities located in San Antonio comprising 544 apartment homes, and a parcel of land adjacent to an existing apartment community located in Atlanta. The net proceeds from these sales totaled $81 million, $30 million of which was deposited into an escrow account and is being used to fund development and acquisition activities. The balance of the net proceeds was used to paydown outstanding borrowings under interim financing vehicles and purchase common shares and Units under the Trust's common equity repurchase program. The total gain from these sales was $20.4 million, of which $19.6 million was recognized in 2000. The remaining gain of $0.8 million that was deferred at December 31, 2000 is being recognized when earned using the percentage of completion method because we serve as the developer and general contractor for the purchaser of the land parcel and have a commitment to construct an apartment community on the parcel of land sold.

Gables Residential Apartment Portfolio Two Joint Venture

On March 30, 2001, we entered into a joint venture in which our economic ownership interest is currently 20%. The business purpose of the joint venture is to develop, own and operate three multifamily apartment communities, comprising 780 apartment homes, located in three of our markets. We serve as the managing member of the venture and have responsibility for all day-to-day operating matters. We also serve as the property manager, developer and general contractor for construction activities. On March 30, 2001, we contributed our interest in two of the development communities to the joint venture in return for (1) cash of $15.6 million and (2) an initial capital account in the joint venture of $3.9 million. On April 27, 2001, we contributed our interest in the third development community to the joint venture in return for (1) cash of $2.7 million and (2) an increase in the initial capital account in the joint venture of $0.7 million. As of the respective contribution dates, we had commenced construction of two of the development communities and owned the land for the future development of the third community. The capital budget for the development of the three communities is $82 million which is expected to be funded with equity of $36 million and debt of $46 million. The equity component is being funded 80% by the venture partner and 20% by us. Our portion of the equity will be funded through contributions of cash and property. We will record a gain on this contribution of approximately $2.8 million which will be recognized when earned using the percentage of completion method since we serve as the developer and general contractor for the joint venture. As of March 31, 2001, we had recognized $0.5 million of this gain.

Senior Unsecured Note Issuance

In February 2001, we issued $150.0 million of senior unsecured notes which bear interest at 7.25%, were priced to yield 7.29% and mature in February 2006.  The net proceeds of $148.5 million were used to reduce borrowings under our unsecured credit facilities and repay our $40 million term loan which had a November 2001 maturity date.

CMS Tennessee Multifamily Joint Venture

On December 28, 2000, we sold 91% of our interests in three apartment communities comprising 1,118 apartment homes to a joint venture with CMS Companies. Two of these communities are located in Nashville and the third is located in Memphis. We currently have a 1% general partner interest and an 8% limited partner interest in this venture. In addition, we serve as the property manager. We received net proceeds of $61 million in connection with this sale and we recognized a gain of $9.9 million. The net proceeds were used to repay a fixed-rate note payable with an outstanding principal balance of $18.6 million that encumbered one of the assets and to reduce borrowings under our interim financing vehicles.

Gables Residential Apartment Portfolio Joint Venture

On March 26, 1999, we entered into a joint venture in which our economic ownership interest is currently 20%. The business purpose of the joint venture is to develop, own and operate eight multifamily apartment communities comprising 2,471 apartment homes, located in four of our markets. We serve as the managing member of the venture and have responsibility for all day-to-day operating matters. We also serve as the property manager, developer and general contractor for construction activities. The capital budget for the development of the eight communities is $238 million and is being funded with 50% equity and 50% debt. The equity component is being funded 80% by the venture partner and 20% by us. Our portion of the equity was funded through contributions of cash and property. As of March 31, 2001, we had funded our total equity commitment of $23.8 million to the joint venture. At March 31, 2001, construction was complete with respect to six of the eight communities and five of the six completed communities had reached a stabilized occupancy level.

On March 30, 2001, we acquired the membership interests of our venture partner in two of the stabilized communities comprising 532 apartment homes.

Community Acquisitions

On March 30, 2001, we acquired the membership interests of our venture partner in two communities located in South Florida comprising 532 apartment homes for $66 million. This cash consideration was based on a valuation of the assets of $75 million and is net of our $9 million share of the venture distribution.

During the third quarter of 2000, we acquired an apartment community located in Austin comprising 160 apartment homes. In consideration for such community, we paid $5.7 million in cash and assumed a $14.1 million secured fixed-rate note.

5. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued, establishing accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137, was effective for us beginning January 1, 2001. The impact of SFAS No. 133 on our financial statements will depend on the extent, type and effectiveness of our hedging activities. SFAS No. 133 could increase volatility in net income and other comprehensive income. We had no derivative instruments at December 31, 2000 or March 31, 2001.

6. EARNINGS PER UNIT

Basic earnings per Unit are computed based on net income available to common unitholders and the weighted average number of common Units outstanding. Diluted earnings per Unit reflect the assumed issuance of common Units under the Trust's share option and incentive plan. The numerator and denominator used for both basic and diluted earnings per Unit computations are as follows:

	Three Months Ended March 31,
Basic and diluted income available to common unitholders (numerator):	2001	2000
Net income - basic and diluted	$11,324 =====	$11,504 =====
Common Units (denominator):
Average Units outstanding - basic Incremental Units from assumed conversions of: Stock options Other Average Units outstanding - diluted	29,860 147 5 30,012 =====	31,161 16 2 31,179 =====

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

We own, operate and develop multifamily apartment communities in major markets located in Texas, Georgia, Florida and Tennessee. Such apartment communities generate rental revenue and other income through the leasing of apartment homes to a diverse base of residents. We evaluate the performance of each of our apartment communities on an individual basis. However, because each of our apartment communities has similar economic characteristics, residents, and products and services, our apartment communities have been aggregated into one reportable segment. This segment comprises 97% and 95% of our total revenues for the three months ended March 31, 2001 and 2000, respectively.

The primary financial measure for our reportable business segment is net operating income ("NOI"), which represents total property revenues less property operating and maintenance expenses (as reflected in the accompanying statements of operations). Accordingly, NOI excludes certain expenses included in the determination of net income. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. The NOI yield or return on total capitalized costs is an additional measure of financial performance. NOI from our apartment communities totaled $38,077 and $38,770 for the three months ended March 31, 2001 and 2000, respectively. All other segment measurements are disclosed in our consolidated financial statements.

We also provide management, brokerage, corporate rental housing and development and construction services to third parties. These operations, on an individual and aggregate basis, do not meet the quantitative thresholds for segment reporting under current accounting literature.

 MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

We are the entity through which the Trust conducts substantially all of its business and owns, either directly or indirectly through subsidiaries, substantially all of its assets.  We are focused within the multifamily industry in demand-driven markets throughout the United States that have high job growth and are resilient to economic downturns. Our operating performance relies predominantly on net operating income from our apartment communities. Net operating income is determined by rental revenues and operating expenses, which are affected by the demand and supply dynamics within our markets. Our performance is also affected by the general availability and cost of capital and our ability to develop and acquire additional apartment communities with returns in excess of our blended cost of capital.

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

Portfolio-wide occupancy levels have remained high and portfolio-wide rental rates have continued to increase during each of the last several years. We expect portfolio-wide rental expenses to increase at a rate ahead of inflation and believe that it will approximate the increase in property revenues for the coming twelve months. Our ongoing evaluation of the growth prospects for a specific asset may result in a determination to dispose of the asset. In that event, we would intend to sell the asset and utilize the net proceeds from any such sale to invest in new assets expected to have better growth prospects, reduce indebtedness or, in certain circumstances with appropriate approval from our board of trustees, repurchase outstanding common shares. We maintain staffing levels sufficient to meet existing construction, acquisition, and leasing activities. If market conditions warrant, we would anticipate adjusting staffing levels to mitigate a negative impact on results of operations.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results or developments could differ materially from those projected in such statements as a result of certain factors set forth in the section entitled "Certain Factors Affecting Future Operating Results" and elsewhere in this report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying consolidated financial statements and notes thereto.

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

On June 18, 1998, we issued 180 shares of 5.0% Series Z Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share) in connection with the acquisition of a parcel of land for future development. The Series Z Preferred Shares, which are subject to mandatory redemption on June 18, 2018, may be redeemed at any time for $25.00 per share plus accrued and unpaid dividends. The Series Z Preferred Shares are not subject to any sinking fund or convertible into any other securities of the Trust.

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

Common Equity Repurchase Program

We have a common equity repurchase program pursuant to which the Trust is currently authorized to purchase up to $150 million of its outstanding common shares or Units.  The Trust has repurchased shares from time to time in open market and privately negotiated transactions, depending on market prices and other conditions, using proceeds from sales of selected assets. Whenever the Trust repurchases common shares from shareholders, we are required to redeem from the Trust an equivalent number of Units on the same terms and for the same aggregate price.  After redemption, the Units redeemed by us are no longer deemed outstanding.  Units have also been redeemed for cash upon their presentation for redemption by unitholders. As of March 31, 2001, we had redeemed 4,267 Units for a total of $102,048, including 3,980 Units redeemed by the Trust.

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

Portfolio and Other Financing Activity

Community and Land Dispositions (exclusive of joint venture transactions)

In the first quarter of 2001, we sold 2.5 acres of land adjacent to one of our development communities for $5.4 million and recognized a gain of $0.9 million. During the quarter, we recognized $0.2 million of deferred gain associated with a parcel of land we sold in 2000.

During 2000, we sold an apartment community located in Dallas comprising 126 apartment homes, an apartment community located in Houston comprising 228 apartment homes, two apartment communities located in San Antonio comprising 544 apartment homes, and a parcel of land adjacent to an existing apartment community located in Atlanta. The net proceeds from these sales totaled $81 million, $30 million of which was deposited into an escrow account and is being used to fund development and acquisition activities. The balance of the net proceeds was used to paydown outstanding borrowings under interim financing vehicles and purchase common shares and Units under the Trust's common equity repurchase program. The total gain from these sales was $20.4 million, of which $19.6 million was recognized in 2000. The remaining gain of $0.8 million that was deferred at December 31, 2000 is being recognized when earned using the percentage of completion method because we serve as the developer and general contractor for the purchaser of the land parcel and have a commitment to construct an apartment community on the parcel of land sold.

Gables Residential Apartment Portfolio Two Joint Venture

On March 30, 2001, we entered into a joint venture in which our economic ownership interest is currently 20%. The business purpose of the joint venture is to develop, own and operate three multifamily apartment communities, comprising 780 apartment homes, located in three of our markets. We serve as the managing member of the venture and have responsibility for all day-to-day operating matters. We also serve as the property manager, developer and general contractor for construction activities. On March 30, 2001, we contributed our interest in two of the development communities to the joint venture in return for (1) cash of $15.6 million and (2) an initial capital account in the joint venture of $3.9 million. On April 27, 2001, we contributed our interest in the third development community to the joint venture in return for (1) cash of $2.7 million and (2) an increase in the initial capital account in the joint venture of $0.7 million. As of the respective contribution dates, we had commenced construction of two of the development communities and owned the land for the future development of the third community. The capital budget for the development of the three communities is $82 million which is expected to be funded with equity of $36 million and debt of $46 million. The equity component is being funded 80% by the venture partner and 20% by us. Our portion of the equity will be funded through contributions of cash and property. We will record a gain on this contribution of approximately $2.8 million which will be recognized when earned using the percentage of completion method since we serve as the developer and general contractor for the joint venture. As of March 31, 2001, we had recognized $0.5 million of this gain.

Senior Unsecured Note Issuance

In February 2001, we issued $150.0 million of senior unsecured notes which bear interest at 7.25%, were priced to yield 7.29% and mature in February 2006.  The net proceeds of $148.5 million were used to reduce borrowings under our unsecured credit facilities and repay our $40 million term loan which had a November 2001 maturity date.

CMS Tennessee Multifamily Joint Venture

On December 28, 2000, we sold 91% of our interests in three apartment communities comprising 1,118 apartment homes to a joint venture with CMS Companies. Two of these communities are located in Nashville and the third is located in Memphis. We currently have a 1% general partner interest and an 8% limited partner interest in this venture. In addition, we serve as the property manager. We received net proceeds of $61 million in connection with this sale and we recognized a gain of $9.9 million. The net proceeds were used to repay a fixed-rate note payable with an outstanding principal balance of $18.6 million that encumbered one of the assets and to reduce borrowings under our interim financing vehicles.

Gables Residential Apartment Portfolio Joint Venture

On March 26, 1999, we entered into a joint venture in which our economic ownership interest is currently 20%. The business purpose of the joint venture is to develop, own and operate eight multifamily apartment communities comprising 2,471 apartment homes, located in four of our markets. We serve as the managing member of the venture and have responsibility for all day-to-day operating matters. We also serve as the property manager, developer and general contractor for construction activities. The capital budget for the development of the eight communities is $238 million and is being funded with 50% equity and 50% debt. The equity component is being funded 80% by the venture partner and 20% by us. Our portion of the equity was funded through contributions of cash and property. As of March 31, 2001, we had funded our total equity commitment of $23.8 million to the joint venture. At March 31, 2001, construction was complete with respect to six of the eight communities and five of the six completed communities had reached a stabilized occupancy level.

On March 30, 2001, we acquired the membership interests of our venture partner in two of the stabilized communities comprising 532 apartment homes.

Community Acquisitions

On March 30, 2001, we acquired the membership interests of our venture partner in two communities located in South Florida comprising 532 apartment homes for $66 million. This cash consideration was based on a valuation of the assets of $75 million and is net of our $9 million share of the venture distribution.

During the third quarter of 2000, we acquired an apartment community located in Austin comprising 160 apartment homes. In consideration for such community, we paid $5.7 million in cash and assumed a $14.1 million secured fixed-rate note.

Results of Operations

Comparison of operating results for the three months ended March 31, 2001 (the "2001 Period") to the three months ended March 31, 2000 (the "2000 Period").

Our net income is generated primarily from the operation of our apartment communities. For purposes of evaluating comparative operating performance, we categorize our operating communities based on the period each community reaches stabilized occupancy. A community is considered to have achieved stabilized occupancy on the earlier to occur of (1) attainment of 93% physical occupancy or (2) one year after completion of construction. The operating performance for all of our wholly-owned apartment communities combined for the three months ended March 31, 2001 and 2000 is summarized as follows:
Three Months Ended March 31,
	2001	2000	$ Change	% Change
Rental and other property revenues:
Same store communities (1)
Communities stabilized during the 2001 Period, but not the 2000 Period (2)
Development and lease-up communities (3)
Acquired communities (4)
Sold communities (5)
Total property revenues	$54,249 - 1,154 745 - $56,148	$52,600 - - - 4,741 $57,341	$1,649 - 1,154 745 -4,741 -$1,193	3.1% -% -% -% -100.0% -2.1%
Property operating and maintenance expenses (exclusive of depreciation and amortization):

Same store communities (1)
Communities stabilized during the 2001 Period, but not the 2000 Period (2)
Development and lease-up communities (3)
Acquired communities (4)
Sold communities (5)
Total specified expenses

	$17,630 - 179 262 - $18,071	$16,944 - - - 1,627 $18,571	$686 - 179 262 -1,627 -$500	4.0% -% -% -% -100.0% -2.7%
Revenues in excess of specified expenses	$38,077 ======	$38,770 ======	-$693 ====	-1.8% ====
Revenues in excess of specified expenses as a percentage of total property revenues	67.8% =====	67.6% =====	- ====	0.2% ====
(1) Communities which were owned and fully stabilized throughout both the 2001 Period and 2000 Period ("same store").
(2) Communities which were stabilized during all of the 2001 Period, but not the 2000 Period.
(3) Communities in the development and/or lease-up phase which were not fully stabilized during all or any of the 2001 Period.
(4) Communities which were acquired subsequent to January 1, 2000.
(5) Communities which were sold subsequent to January 1, 2000.

Total property revenues decreased $1,193, or 2.1%, from $57,341 to $56,148 due primarily to the sale of seven apartment communities in the second half of 2000 which is offset by an increase in the number of apartment homes resulting from the development and acquisition of additional communities and an increase in rental rates on communities stabilized throughout both periods ("same store"). Below is additional data regarding the increases in total property revenues for two of the five community categories presented in the preceding table:

Same store communities:

Market	Number of Communities	Number of Apartment Homes	Percent of 2001 Period NOI	Occupancy During the 2001 Period	Change in Occupancy	Change in Revenues		% Change in Revenue
Atlanta Houston South Florida Austin Dallas Other	19 18 15 6 8 4 70 ==	5,764 6,302 4,197 1,517 1,959 1,243 20,982 =====	28.5% 25.8% 21.7% 10.1% 9.4% 4.5% 100.0% ======	94.2% 95.1% 95.4% 95.6% 95.8% 93.9% 95.0% =====	0.2% -1.3% -0.3% -0.9% 1.5% -2.1% -0.4% ====	$582 27 521 360 248 -86 $1,652 ====	(a)	4.2% 0.2% 4.8% 7.3% 4.9% -3.1% 3.2% ====

(a) This table excludes Commons at Lake Bryan I, a community comprising 280 apartment homes that is leased to a single user group pursuant to a triple net master lease. Revenues for Commons at Lake Bryan I decreased $3, or 0.5%, in the 2001 Period compared to the 2000 Period and occupancy was 100% for both periods.

Development and lease-up communities:

Market	Number of Communities	Number of Apartment Homes	Percent of Total Apartment Homes	Occupancy During the 2001 Period	Change in Revenues
Orlando (a) Dallas	2 1 3 =	763 177 940 ===	81.2% 18.8% 100.0% =====	42.7% 24.9% 36.4% =====	$886 268 $1,154 ====
(a) One of these communities is leased to a single user group pursuant to a triple net master lease.

Property management revenues increased $231, or 19.0%, from $1,217 to $1,448 due primarily to increased joint venture activity for which we serve as the property manager.

Development revenues, net decreased $689, or 99.0%, from $696 to $7 due primarily to a $425 construction reserve in association with planned remedial activities for water infiltration issues at a community owned by the Gables Residential Apartment Portfolio JV for which we serve as the developer and general contractor.

Other revenues decreased $765, or 77.1%, from $992 to $227 due primarily to a gain on sale of cable equipment to a cable service provider in the 2000 Period.

Our share of the operating results for the apartment communities in which we have a joint venture interest for the 2001 Period and 2000 Period is as follows:
	Stabilized (1)	Development & Lease-up (2)	Sales (3)	Total 2001	Total 2000
Gables' share of joint venture results:

Rental and other revenue
Property operating and maintenance expense
(exclusive of depreciation and amoritization)
Revenues in excess of specified expenses
Interest expense and credit enhancement fees
Amortization of deferred financing costs
Other
Real estate asset depreciation
Equity in income of joint ventures

Number of operating communities
Number of units in operating communities
Average percent occupied during the period

	$1,251 -481 $770 -371 -13 10 -285 $111 === 8 2,820 94%	$305 -155 $150 -100 -4 1 -125 $-78 === 3 900 51%	$435 -142 $293 -109 -7 2 -114 $65 === 2 532 91%	$1,991 -778 $1,213 -580 -24 13 -524 $98 === 13 4,252 83%	$1,077 -451 $626 -315 -14 11 -227 $81 === 8 2,554 60%

(1) Communities which were owned and fully stabilized throughout the 2001 Period.
(2) Communities in the development and/or lease-up phase which were not fully stabilized during all or any of the 2001 Period.
(3) Communities which were sold subsequent to January 1, 2001.

Property operating and maintenance expense (exclusive of depreciation and amortization) decreased $500, or 2.7%, from $18,571 to $18,071 due primarily to the sale of seven apartment communities in the second half of 2000.

Real estate depreciation and amortization expense increased $29, or 0.3%, from $10,845 to $10,874 due primarily to the impact of the development and acquisition of additional communities and capital improvements made to existing operating communities, offset by the impact of the sale of seven apartment communities in the second half of 2000.

Property management expense for owned communities and third party properties on a combined basis increased $82, or 3.3%, from $2,480 to $2,562 due primarily to inflationary increases in expenses. We allocate property management expenses to both owned communities and third party properties based on the proportionate share of total apartment homes and units managed.

Interest expense and credit enhancement fees decreased $286, or 2.6%, from $11,035 to $10,749 due primarily to a decrease in outstanding indebtedness associated with the sale of seven apartment communities in the second half of 2000.

General and administrative expense decreased $286, or 13.2%, from $2,169 to $1,883 due primarily to a decrease in abandoned real estate pursuit costs.

Unusual items of $400 in the 2001 Period represent a reserve associated with our equity investment in Broadband Residential, Inc., a high speed internet access provider.

Gain on sale of real estate assets of $1,638 in the 2001 period is comprised of (1) $944 associated with the sale of 2.5 acres of land in Atlanta in the 2001 Period, (2) $458 associated with the contribution of land into the Gables Residential Apartment Portfolio Two JV in the 2001 period and (3) recognition of $236 of deferred gain associated with a land sale in 2000.

Liquidity and Capital Resources

Net cash provided by operating activities decreased from $15,682 for the three months ended March 31, 2000 to $11,710 for the three months ended March 31, 2001 due to (1) a change in other assets between periods of $5,081 and (2) a decrease of $957 in income (a) before certain non-cash or non-operating items, including depreciation, amortization, equity in income of joint ventures,  gain on sale of real estate assets, long-term compensation expense, and unusual items, and (b) after operating distributions received from joint ventures. Such decreases were offset in part by (1) a change in other liabilities between periods of $1,877 and (2) a change in restricted cash between periods of $189.

Our net cash used in investing activities increased from $21.0 million for the three months ended March 31, 2000 to $65.6 million for the three months ended March 31, 2001. During the three months ended March 31, 2001, we expended $90.8 million related to development expenditures, including related land acquisitions, $2.5 million related to recurring, non-revenue enhancing capital expenditures for operating apartment communities, and $1.1 million related to non-recurring, renovation/revenue enhancing capital expenditures. During the three months ended March 31, 2001, we received cash of (1) $15.6 million in connection with our contribution of interests in certain development communities to the Gables Residential Apartment Portfolio Two Joint Venture and (2) $5.4 million in connection with the sale of land adjacent to one of our development communities. In addition, during the three months ended March 31, 2001, $7.9 million of the $8.5 million in sales proceeds held in escrow at December 31, 2000 was released to fund development activities. During the three months ended March 31, 2000, we expended $16.5 million related to development expenditures, including related land acquisitions, $2.5 million related to recurring, non-revenue enhancing capital expenditures for operating apartment communities, $0.9 million related to non-recurring, renovation/revenue enhancing capital expenditures, and $1.1 million related to our investment in joint ventures.

We had $52.6 million of net cash provided by financing activities for the three months ended March 31, 2001 compared to $0.2 million of net cash used in financing activities for the three months ended March 31, 2000. During the three months ended March 31, 2001, we had net borrowings of $71.2 million and proceeds from the exercise of share options of $3.5 million. These net borrowings and share option proceeds were offset by payments for distributions totaling $20.4 million and deferred financing costs of $1.5 million. During the three months ended March 31, 2000, we had payments for distributions totaling $20.0 million and payments for Unit redemptions in connection with the Trust's common equity repurchase program totaling $9.8 million. These payments were offset by net borrowings of $29.8 million.

The Trust has elected to be taxed as a REIT under the Code. Effective for tax years beginning after December 31, 2000, the distribution requirement has been reduced from 95% to 90% of a REIT's ordinary taxable income. Provided the Trust maintains its qualification as a REIT, it generally will not be subject to federal income tax on distributed net income.

The recently effective tax legislation also alters the requirements for qualification as a REIT. In particular, the new legislation generally liberalizes, from the perspective of the Trust's historic operations, the asset diversification requirements applicable to REITs. Effective for tax years beginning after December 31, 2000, a REIT may own the securities of a "taxable REIT subsidiary" without limitation on the REIT's voting control over the subsidiary, provided that not more than 20% of the value of the REIT's total assets is represented by securities of one or more taxable REIT subsidiaries. A taxable REIT subsidiary would include a corporation in which the Trust directly or indirectly owns stock and which has elected to be treated as a taxable REIT subsidiary. Effective January 1, 2001, the Trust had met the requirements to treat all eligible investments as taxable REIT subsidiaries.

As of March 31, 2001, we had total indebtedness of $837,142, cash and cash equivalents of $2,977, and principal escrow deposits reflected in restricted cash of $3,542. Our indebtedness has an average of 4.8 years to maturity at March 31, 2001. The aggregate maturities of notes payable at March 31, 2001 are as follows:

2001 2002 2003 2004 2005 2006 and thereafter	$ 72,814 86,072 67,891 79,556 113,074 417,735 $837,142 ======

The maturities in 2001 include (1) $15.0 million of unsecured senior notes which mature in October 2001, (2) an outstanding balance of $5.5 million under our $25 million credit facility which currently matures in October 2001, and (3) an outstanding balance of $49.9 million under our $50 million borrowing facility which had a maturity date of April 2001 that was extended to April 2002 subsequent to quarter-end.

Distributions through the first quarter of 2001 have been paid from cash provided by operating activities. We anticipate that distributions will continue to be paid on a quarterly basis from cash provided by operating activities.

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

$225 Million Credit Facility

We have a $225 million unsecured revolving credit facility provided by a consortium of banks. The facility currently has a maturity date of May 2003 with a one-year extension option. Borrowings under the facility currently bear interest at our option of LIBOR plus 0.95% or prime minus 0.25%. Such scheduled interest rates may be adjusted up or down based on changes in our senior unsecured credit ratings. We may also enter into competitive bid loans with participating banks for up to $112.5 million at rates below the scheduled rates. In addition, we pay an annual facility fee currently equal to 0.15% of the $225 million commitment. Availability under the facility, which is based on the value of our unencumbered real estate assets as compared to the amount of our unsecured indebtedness, was $219 million at March 31, 2001.   As of March 31, 2001, we had $20 million in borrowings outstanding under the facility and, therefore, had $199 million of remaining capacity on the $219 million available.

$50 Million Borrowing Facility

At December 31, 2000, we had a $50 million unsecured borrowing facility with a bank. In connection with the extension of the April 2001 maturity date to April 2002, the availability under the facility was increased to $75 million. The interest rate and maturity date related to each draw on this facility is agreed to by both parties prior to each draw. At March 31, 2001, we had $49.9 million in borrowings outstanding under this facility.

$25 Million Credit Facility

We have a $25 million unsecured revolving credit facility with a bank that currently bears interest at LIBOR plus 0.95%. The facility currently has a maturity date of October 2001 with unlimited one-year extension options. We had $5.5 million in borrowings outstanding under this facility at March 31, 2001.

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

Certain Factors Affecting Future Operating Results

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "expect," "anticipate," "intend," "estimate," "assume" and other similar expressions which are predictions of or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. These statements include, among other things, statements regarding our intent, belief or expectations with respect to the following: (1) the declaration or payment of distributions, (2) potential developments or acquisitions or dispositions of properties, assets or other entities, (3) our policies regarding investments, indebtedness, acquisitions, dispositions, financings, conflicts of interest and other matters, (4) the Trust's qualification as a REIT under the Code, (5) the real estate markets in which we operate, (6) in general, the availability of debt and equity financing, interest rates and general economic conditions, and (7) trends affecting our financial condition or results of operations.

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

Recent Accounting Pronouncements

See Note 5 to Consolidated Financial Statements.
Completed Communities in Lease-up and Development Communities at March 31, 2001

Community	Number of Apartment Homes	Total Budgeted Cost	Percent at March 31, 2001			Actual or Estimated Quarter of
			Complete	Leased	Occupied	Construction Start	Initial Occupancy	Construction End	Stabilized Occupancy
		(millions)							(1)
Wholly-Owned Development/Lease-up Communities:
Orlando, FL
Gables North Village	315	$ 41	84%	31%	17%	4 Q 1999	4 Q 2000	4 Q 2001	1 Q 2002

Atlanta, GA
Gables Montclair	183	24	24%	--	--	3 Q 2000	4 Q 2001	1 Q 2002	3 Q 2002
Gables Paces	80	21	44%	--	--	3 Q 2000	4 Q 2001	4Q 2001	1 Q 2002

Dallas, TX
Gables State Thomas Townhomes	177	37	99%	42%	35%	4 Q 1999	3 Q 2000	2 Q 2001	4 Q 2001

Houston, TX
Gables Meyer Park II	296	27	8%	--	--	4 Q 2000	4 Q 2001	2 Q 2002	3 Q 2002

Wholly-Owned totals	1,051	$ 150

Co-Investment Development/Lease-up Communities (2), (3):
Atlanta, GA
Gables Metropolitan II	274	$ 32	10%	--	--	1 Q 2001	1 Q 2002	3 Q 2002	1 Q 2003

Boca Raton, FL
Gables Crestwood	290	25	93%	45%	36%	4 Q 1999	3 Q 2000	2 Q 2001	4 Q 2001
Gables Grande Isle	320	23	100%	85%	82%	2 Q 1999	1 Q 2000	3 Q 2000	2 Q 2001

Dallas, TX
Gables State Thomas - Ravello (4)	290	33	91%	58%	51%	2 Q 1999	2 Q 2000	4 Q 2001	4 Q 2002

Tampa, FL
Gables West Park Village (5)	320	35	32%	--	--	4 Q 2000	4 Q 2001	3 Q 2002	4 Q 2002
Co-Investment totals	1,494	$ 148	(3)
Development totals	2,545	$ 298

(1) Stabilized occupancy is defined as the earlier to occur of (i) 93% occupancy or (ii) one year after completion of construction.
(2) These communities were contributed into the Gables Residential Apartment Portfolio Joint Venture or the Gables Residential Apartment Portfolio Two Joint Venture, as applicable.
(3) Construction loan proceeds are expected to fund $79 million of these costs. The remaining costs will be funded by capital contributions to the venture from the venture partner and us in a funding ratio of 80% and 20%, respectively.
(4) During April 2001, the venture took this property off-line in order to make remedial repairs for design and construction issues impacting the community. The community is expected to be back on-line by the end of 2001.
(5) This development community includes 40,000 square feet of commercial space.

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

Stabilized Apartment Communities at March 31, 2001

March 31, 2001 Scheduled Rent per
Community	Number of Homes	March 31, 2001 Occupancy	Unit		Sq. Ft.
Houston, TX
Baybrook Village
Gables Austin Colony
Gables Bradford Place
Gables Bradford Pointe
Gables Champions
Gables CityPlaza
Gables Cityscape
Gables CityWalk/Waterford Square
Gables Edgewater
Gables Lions Head
Gables Meyer Park
Gables New Territory
Gables of First Colony
Gables Piney Point
Gables Pin Oak Green
Gables Pin Oak Park
Gables Raveneaux (JV)
Gables Rivercrest I
Gables Rivercrest II
Gables Windmill Landing
Metropolitan Uptown (JV)	776 237 372 360 404 246 252 317 292 277 345 256 324 246 581 474 382 140 140 259 318 6,998	97% 96% 95% 95% 92% 94% 97% 97% 97% 97% 98% 94% 97% 98% 94% 92% 96% 96% 96% 85% 95% 95%	$ 614 894 776 688 841 936 987 986 859 749 959 891 929 1,000 1,036 1,070 1,014 745 730 729 1,085 880		$0.77 0.92 0.90 0.90 0.92 1.06 1.16 1.22 0.97 0.89 1.11 0.98 0.94 1.08 1.01 1.04 0.97 0.88 0.87 0.84 1.19 0.98
Atlanta, GA
Briarcliff Gables
Buckhead Gables
Dunwoody Gables
Gables Cityscape
Gables Metropolitan (JV)
Gables Mill
Gables Northcliff
Gables Sugarloaf
Gables Vinings
Gables Walk
Gables Wood Arbor
Gables Wood Crossing
Gables Wood Glen
Gables Wood Knoll
Lakes at Indian Creek
Rock Springs Estates
Roswell Gables I
Roswell Gables II
Spalding Gables
Wildwood Gables	104 162 311 192 435 438 82 386 315 310 140 268 380 312 603 295 384 284 252 546 6,199	95% 95% 95% 96% 94% 95% 98% 94% 96% 97% 96% 96% 94% 96% 91% 94% 94% 94% 96% 94% 95%	1,195 890 904 897 1,240 905 1,281 919 1,088 1,161 781 787 728 903 673 920 956 956 945 956 933		0.96 1.18 0.97 1.08 1.11 0.97 0.82 0.91 1.02 0.98 0.86 0.82 0.73 0.91 0.73 0.91 0.88 0.81 0.96 0.84 0.91
South FL
Cotton Bay
Gables Boca Place
Gables Boynton Beach I
Gables Boynton Beach II
Gables Kings Colony
Gables Mizner on the Green
Gables Palma Vista
Gables San Remo
Gables Town Colony
Gables Town Place
Gables Wellington
Hampton Lakes
Hampton Place
Mahogany Bay
San Michele I
San Michele II
Vinings at Hampton Village	444 180 252 296 480 246 189 180 172 312 222 300 368 328 249 343 168 4,729	93% 98% 91% 96% 98% 93% 95% 96% 97% 97% 91% 94% 97% 98% 87% 85% 96% 94%	753 924 966 961 820 1,700 1,592 1,315 890 887 1,037 801 767 821 1,488 1,459 847 1,024		0.77 0.95 0.81 0.80 0.92 1.34 1.10 0.72 1.04 1.06 0.78 0.76 0.80 0.82 1.11 1.05 0.70 0.91
Dallas, TX
Arborstone Gables at Pearl Street Gables City Place Gables Green Oaks Gables Mirabella Gables San Raphael (JV) Gables Spring Park Gables Turtle Creek Gables Valley Ranch	536 108 232 300 126 222 188 150 319 2,181	96% 95% 96% 96% 96% 98% 99% 95% 98% 97%	562 1,370 1,383 849 1,234 962 985 1,171 962 945		0.79 1.26 1.31 0.89 1.35 1.06 0.93 1.16 0.94 1.02
Austin, TX
Gables at the Terrace Gables Barton Creek Gables Bluffstone Gables Central Park Gables Great Hills Gables Park Mesa Gables Town Lake	308 160 256 273 276 148 256 1,677	92% 93% 93% 98% 94% 97% 98% 95%	1,193 1,561 1,191 1,304 907 1,229 1,315 1,221		1.26 1.34 1.21 1.39 1.09 1.13 1.41 1.27
Memphis, TN
Arbors of Harbortown (JV) Gables Cordova Gables Stonebridge (JV)	345 464 500 1,309	92% 96% 95% 94%	863 666 684 725		0.87 0.71 0.78 0.78
Nashville, TN
Brentwood Gables (JV) Gables Hendersonville (JV) Gables Hickory Hollow I Gables Hickory Hollow II	254 364 272 276 1,166	97% 95% 98% 98% 97%	850 654 665 665 702		0.75 0.69 0.73 0.71 0.72
Orlando, FL
Gables Celebration Gables Chatham Square The Commons at Little Lake Bryan I	231 448 280 959	93% 100% 100% 98%	1,184 -- -- 1,184	(a) (a)	1.02 -- -- 1.02	(a) (a)
TOTALS	25,218 =====	95% ======	$ 920 =====		$0.93 ====
(a) This property is leased to a single user group pursuant to a triple net master lease. Accordingly, scheduled rent data is not reflected as it is not comparable to the rest of our portfolio.

Portfolio Indebtedness Summary at March 31, 2001:
Type of Indebtedness	Balance	Percentage of Total	Interest Rate (1)	Total Rate (2)	Years to Maturity
Fixed Rate:
Unsecured fixed-rate senior notes Unsecured fixed-rate notes	$265,000 115,912	31.7% 13.8%	7.04% 8.32%	7.04% 8.32%	4.28 3.37
Secured fixed-rate notes Tax-exempt fixed-rate loans	140,609 80,110	16.8% 9.6%	7.71% 6.04%	7.71% 6.38%	7.61 6.62
Total fixed-rate indebtedness	$601,631	71.9%	7.31%	7.36%	5.19
Variable Rate:
Tax-exempt variable-rate loans	$160,155	19.1%	3.53%	4.51%	5.23
Unsecured variable-rate credit facilities	75,356	9.0%	5.83%	5.83%	0.60
Total variable-rate indebtedness	$235,511	28.1%	4.27%	4.93%	3.75
Total portfolio debt (3), (4)	$837,142 =======	100.0% ======	6.45% =====	6.67% =====	4.79 =====

(1) Interest Rate represents the weighted average interest rate incurred on our indebtedness, exclusive of deferred financing cost amortization and credit enhancement fees, as applicable.

(2) Total Rate represents the Interest Rate (1) plus credit enhancement fees, as applicable.

(3) Interest associated with construction activities is capitalized as a cost of development and does not impact current earnings. The qualifying construction expenditures at March 31, 2001 for purposes of interest capitalization were $108,893.

(4) Excludes (a) $16.4 million of tax-exempt bonds and $18.5 million of outstanding conventional indebtedness related to joint ventures in which we own a 25% interest, (b) $83.6 million of construction loan indebtedness related to a joint venture in which we own a 20% interest, and (c) $52.1 million of outstanding conventional indebtedness related to a joint venture in which we own a 9% interest.

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

Three Months Ended March 31,
	2001	2000
Net income available to common unitholders Real estate asset depreciation: Wholly-owned real estate assets Joint venture real estate assets Total depreciation	$11,324 10,874 524 11,398	$11,504 10,845 227 11,072
Funds from operations - basic and diluted	$22,722	$22,576
Recurring, non-revenue enhancing capital expenditures: Carpet Roofing Exterior painting Appliances Other additions and improvements Total capital expenditures	811 20 33 174 1,504 2,542	892 28 - 121 1,426 2,467
Adjusted funds from operations - diluted	$20,180 =====	$20,109 =====
Average Units outstanding - basic	29,860 =====	31,161 =====
Average Units outstanding - diluted	30,012 =====	31,179 =====

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

Refer to our Annual Report on Form 10-K for the year ended December 31, 2000 for detailed disclosure about quantitative and qualitative disclosures about market risk. Quantitative and qualitative disclosures about market risk have not materially changed since December 31, 2000.
Part II - Other Information
Item 1:			Legal Proceedings
None
Item 2:			Changes in Securities

Each time the Trust issues shares of beneficial interest, it contributes the proceeds of such issuance to us in return for a like number of Units with rights and preferences analogous to the shares issued.  During the period commencing January 1, 2001 and ending March 31, 2001, in connection with such issuances of shares by the Trust during that time period, we issued an aggregate 129,416 common Units to the Trust.  Such Units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

Item 3:			Defaults Upon Senior Securities
None
Item 4:			Submission of Matters to a Vote of Security Holders
None
Item 5:			Other Information
None
Item 6:			Exhibits and Reports on Form 8-K
	(a)		Exhibits
		4.1	Supplemental Indenture No. 4, dated February 22, 2001, between the Operating Partnership and First Union National Bank, including a form of the 7.25% Senior Note due 2006. (1)
		4.2	The Operating Partnership 7.25% Senior Note due 2006. (1)
		10.1 *	Senior Executive Severance Agreement between the Company and Chris D. Wheeler.
		10.2 *	Form of Senior Executive Severance Agreement as signed by the Company and each of Marvin R. Banks, Jr., C. Jordan Clark, and Michael M. Hefley.
		10.3 *	Senior Executive Severance Agreement between the Company and Dawn H. Severt.
--------------------------------- * Filed herewith
	(1)		Incorporated herein by reference to the Operating Partnership's Current Report on Form 8-K dated February 22, 2001 (File No. 000-22683)
	(b)		Reports on Form 8-K
		(i)	A Form 8-K dated February 22, 2001 was filed with the Securities and Exchange Commission with the underwriting agreement, indenture and other related items executed in connection with the Operating Partnership's issuance of $150 million of 7.25% Senior Unsecured Notes due February 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
GABLES REALTY LIMITED PARTNERSHIP By: Gables GP, Inc. Its: General Partner
Date:	May 14, 2001	/s/ Marvin R. Banks, Jr.
Date:	May 14, 2001

Marvin R. Banks, Jr.
Senior Vice President and Chief Financial Officer
(Authorized Officer of the Registrant
and Principal Financial Officer)

/s/ Dawn H. Severt
Dawn H. Severt
Vice President and Chief Accounting
Officer (Principal Accounting Officer)