Form 10-K
period 2001-12-31
GABLES REALTY LIMITED PARTNERSHIP
filed 2002-03-27
CIK 1039797

SECURITIES AND EXCHANGE  COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2001
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-22683

GABLES REALTY LIMITED PARTNERSHIP
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2077966 (I.R.S. employer identification no.)

2859 Paces Ferry Road, Suite 1450 Atlanta, Georgia
30339 (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:  (770) 436-4600

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

(1) Yes [X]	No [ ]
(2) Yes [X]	No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       X

      As of March 15, 2002, the aggregate market value of the 4,678,638 common units of limited partnership ("Units") held by non-affiliates of the Registrant was $143,400,255 based upon the closing price of $30.65 on the New York Stock Exchange composite tape on such date of the common shares of beneficial interest, par value $.01 per share, of Gables Residential Trust (the "Trust"), a Maryland real estate investment trust and the 100% owner of Gables GP, Inc., the sole general partner of the Registrant into which Units are redeemable under certain circumstances at the election of the Trust.  (For this computation, the Registrant has excluded the market value of all Units reported as beneficially owned by the Trust and by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the Registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

      Information contained in Gables Residential Trust's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 24, 2002 is incorporated by reference in Part III, Items 10, 11, 12 and 13.

FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2001
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

       At December 31, 2001, the Trust was an 80.0% economic owner of the common equity of the Operating Partnership.  The Trust controls the Operating Partnership through Gables GP, Inc. ("Gables GP"), a wholly-owned subsidiary and the sole general partner of the Operating Partnership.  This structure is commonly referred to as an umbrella partnership REIT or UPREIT.  The board of directors of Gables GP, the members of which are the same as the members of the board of trustees of the Trust, manages the affairs of the Operating Partnership by directing the affairs of Gables GP.  The Trust's limited partner and indirect general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitles the Trust to vote on all matters requiring a vote of the limited partners.

       Generally, the other limited partners of the Operating Partnership are persons who contributed their direct or indirect interests in certain real estate assets to the Operating Partnership primarily in connection with the IPO and the acquisition of Trammell Crow Residential South Florida. The Operating Partnership is obligated to redeem each common unit of limited partnership interest ("Unit") held by a person other than the Trust, at the request of the holder, for an amount equal to the fair market value of a common share at the time of such redemption, provided that the Trust, at its option, may elect to acquire any such Unit presented for redemption for one common share or cash.  With each redemption, the Trust's percentage ownership interest in the Operating Partnership will increase.  In addition, whenever the Trust issues common shares or preferred shares, it is obligated to contribute any net proceeds to the Operating Partnership and the Operating Partnership is obligated to issue an equivalent number of common or preferred units, as applicable, to the Trust.

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

       Unless the context otherwise requires, all references to "we," "our" or "us" in this report refer collectively to the Trust and the Operating Partnership.

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

     Investment Strategy. Our long-term investment strategy is research-driven and aimed at achieving sustainable growth in operating cash flow while reducing exposure to inherent volatility associated with real estate supply/demand dynamics. We believe the success of a real estate investment is predicated on three basic factors: (1) macro-market fundamentals, (2) specific sub-market dynamics, and (3) product decisions.

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

      In order to execute our investment strategy, we believe it is important to maintain a strong local presence in each of our markets. Through our local expertise, we stay abreast of current market conditions and can proactively adjust tactics in anticipation of changes in market fundamentals. In addition, we believe we have a competitive advantage over many other apartment community owners through the vertical integration of our organization. We have expertise in all facets of apartment community investment, including the disciplines of construction, development, acquisition and disposition. Since 1982, we have been involved in the development, acquisition and disposition of approximately 34,000, 20,000 and 27,000 apartment homes, respectively.

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

     Human Resources Strategy. Our aim is to be the employer of choice within the industry, with a mission of  Taking Care of the Way People Live.  A cornerstone of our strategy involves innovative human resource practices that we believe will attract and retain the highest caliber associates. Because of our long-established presence as a fully integrated apartment management, development, construction, acquisition and disposition company within our markets, we have the ability to offer multi-faceted career opportunities among the various disciplines within the industry. Approximately 10% of our associates have tenure in excess of 10 years. Average tenure for executive officers, vice presidents and regional managers, and property managers is over thirteen years, ten years and four years, respectively. We believe the experience, expertise and depth of our bench strength is a competitive advantage.

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

      We are committed to training at all levels within the organization, from newly hired associates to the board of trustees. This commitment is aimed at ensuring the competitive advantage inherent in the expertise of our associates and deep bench strength, which facilitates succession planning at all levels. Our service-oriented philosophy is branded and reinforced through our college of career development, Gables University. This comprehensive training system for our employees is overseen by full-time training coordinators and offers classes in a variety of different schools, such as the School of Leasing, School of People Resources and School of Maintenance Development. Additionally, there are "degree" programs which are completed with graduation ceremonies. Service is also reinforced with quarterly  "I Made a Difference" recognition ceremonies, where personal achievement by associates is acknowledged by senior management in each of the markets where we operate. We believe recognition programs reinforce our culture and branding philosophy.

      A key component to achieving our objectives is the alignment of interests between associates and shareholders. Ownership of stock options and shares is held at all levels within our company and includes property and maintenance managers as well as members of the board of trustees. Approximately 460 of our associates have equity ownership in Gables, and therefore have their interests aligned with all other shareholders.

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

      Ancillary Business Strategy. We are involved in ancillary businesses related to our core competencies. These business lines include third-party property management, furnished corporate apartments, development and construction services, and asset disposition brokerage services. Our expertise in these areas stems from our core competencies. In addition, we are innovative in identifying and capitalizing on new services to our resident customers that provide for increases in earnings and high returns on invested capital. Regular feedback from resident customers and our clients provides avenues for enhanced service and earnings potential.

      As of December 31, 2001, we managed 79 multifamily communities for third parties, comprising approximately 22,937 apartment homes. These fee management contracts are maintained with a total of approximately 50 owners. In addition to contributing to earnings, engaging in fee management allows us to create economies of scale by leveraging our management operations costs and providing access to development and acquisition opportunities, as well as providing additional market knowledge.

      2001 Significant Events.  During 2001, we entered the Washington, D.C. apartment market. Our research identified Washington, D.C. as a market that would complement economic growth dynamics in other Gables' markets, while reducing portfolio volatility. Our entry included the hiring of a local investment vice president and the purchase of a management company. These moves gave us immediate market knowledge and the critical mass of apartment homes so important for operating efficiencies. Our first acquisition, Gables Dupont Circle, has performed better than forecast. We expect to grow our presence in Washington, D.C. selectively and carefully.

      During 2001, we continued our disposition and acquisition efforts aimed at strategically repositioning our portfolio for optimal performance. We disposed of $94 million of operating real estate assets and acquired $117 million of operating real estate assets. We also contributed our interests in certain land and development rights to a joint venture in which our economic ownership interest is 20%. The business purpose of the venture is to develop, own and operate four multifamily apartment communities comprising 1,077 apartment homes, located in three of our four markets.  We serve as the managing member of the venture and have responsibility for all day-to-day operating matters. We also serve as the property manager, developer and general contractor for construction activities. The capital budget for the development of the four communities is $109 million which is expected to be funded with equity of $47 million and debt of $62 million. The equity component is being funded 80% by our venture partner and 20% by us. Our portion of the equity will be funded through contributions of cash and property. As of December 31, 2001, we had funded $7.7 million of our budgeted $9.4 million equity commitment to the joint venture.

      Apartment Portfolio.  As of December 31, 2001, we owned 75 stabilized multifamily apartment communities comprising 21,085 apartment homes, an indirect 25% interest in one stabilized apartment community comprising 345 apartment homes, an indirect 20% interest in four stabilized apartment communities comprising 1,359 apartment homes, and an indirect 8.3% interest in three stabilized apartment communities comprising 1,118 apartment homes. We also owned seven multifamily apartment communities under development or in lease-up at December 31, 2001 that are expected to comprise 1,586 apartment homes upon completion and an indirect 20% interest in five apartment communities under development or in lease-up at December 31, 2001 that are expected to comprise 1,367 apartment homes upon completion. In addition, as of December 31, 2001, we owned parcels of land on which we intend to develop two apartment communities that we currently expect will comprise an estimated 761 apartment homes. We also have rights to acquire additional parcels of land on which we believe we could develop communities. Any future development is subject to permits and other governmental approvals, as well as our ongoing business review, and may not be undertaken or completed.

      Our apartment communities generate rental revenue and other income through the leasing of apartment homes to a diverse base of residents. We evaluate the performance of each of our apartment communities on an individual basis. However, because each of our apartment communities has similar economic characteristics, residents, and products and services, they have been aggregated into one reportable segment which comprises 96%, 95%, and 95% of our total revenues for the years ended December 31, 2001, 2000, and 1999, respectively.

      Management Structure. We have been responsible for the development or acquisition of approximately 54,000 apartment homes since 1982 and our senior management team has, on average, in excess of 13 years experience in the multifamily industry. We provide a full range of integrated real estate services through a staff of approximately 1,210 employees who have expertise in property operations, development, acquisition, disposition and construction. We maintain offices in Atlanta, Boca Raton, Houston, Dallas and Washington, D.C., each with its own fully integrated organization, including experienced in-house management, development, acquisition, and disposition staffs with specific knowledge of the particular markets served. We believe that our competitive strength and growth potential lie in our in-depth knowledge of the changing opportunities available in each local market and in our locally focused management structure, which enables highly experienced development, acquisition, and disposition personnel to pursue opportunities in each market and highly experienced on-site managers to make the day-to-day decisions needed to maximize the performance of our existing properties. Our finance, accounting and administrative functions are controlled by a central staff located in Atlanta.

     Competitive Advantages. We believe that we have several competitive advantages.  These advantages include:

A fully integrated organization: a fully integrated organization with a track record of approximately 19 years in all phases of real estate property management, development, acquisition, disposition, construction, rehabilitation, financing and marketing.

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

The Management Company

      Our fee management operations are conducted through Gables Residential Services, Inc., a wholly-owned subsidiary of the Operating Partnership. Gables Residential Services also provides other services to third parties, including construction, brokerage and corporate rental housing. A portion of these services are, or may also be, provided by the Operating Partnership directly, to the extent consistent with the gross income requirements for REITs under the Internal Revenue Code (the "Code").

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

      The fee management business is highly competitive, and we face competition from a variety of local, regional and national firms. We compete against these firms by stressing the quality and experience of our employees, the services provided by us, and the market presence and experience we have developed over the past 19 years. We may nevertheless lose some of our third party management business, particularly when such properties are sold.
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

Employees

      We provide a full range of real estate services through a staff of approximately 1,210 employees, including an experienced management team. There are no collective bargaining agreements with any of our employees. We believe relations with our employees are excellent.

Tax Matters

      We have elected to be taxed as a REIT under the Code.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of the REIT's ordinary taxable income to shareholders.  It is our current intention to adhere to these requirements and maintain our REIT status.  As a REIT, we generally will not be subject to federal income tax on distributed taxable income.  Even if we qualify as a REIT, we may be subject to certain state and local taxes on our income and real estate assets, and to federal income and excise taxes on our undistributed taxable income.

       We utilize Gables Residential Services, a taxable REIT subsidiary, to provide management and other services to third parties that a REIT may be prohibited from providing. Taxable REIT subsidiaries are subject to federal, state and local income taxes.

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

      Financing Policies. Our debt to total market capitalization ratio, defined as our total consolidated debt as a percentage of the December 31, 2001 market value of our outstanding common shares and Units plus total consolidated debt and preferred shares and Units at liquidation value, was 45.0% at December 31, 2001. Excluding construction-related indebtedness, this ratio was 40.5% at December 31, 2001. This ratio will fluctuate with changes in the price of our common shares and the number of outstanding common shares or other forms of shares of beneficial interest, and differs from the debt-to-book capitalization ratio, which is based upon book values. This percentage will increase as we use financing to continue construction of our development communities and acquire additional multifamily apartment communities. As the debt-to-book capitalization ratio may not reflect the current income potential of a company's assets and operations, we believe that, in most circumstances, the debt to total market capitalization ratio may provide an alternate indication of leverage for a company whose assets are primarily income-producing real estate and should be evaluated along with the debt service coverage and underlying components of our indebtedness.

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

      Conflict of Interest Policies. As part of their employment agreements, each of Chris Wheeler (Chairman, President and Chief Executive Officer), Mike Hefley (Chief Operating Officer), and Marvin Banks (Chief Financial Officer) is bound by a non-competition covenant. These non-competition covenants provide that, during the term of employment and for a period of one year following termination of employment, under certain circumstances, each individual is prohibited from directly or indirectly competing with us with respect to any multifamily apartment residential real estate property management, development, construction, acquisition or disposition activities undertaken or being considered by us. These employment agreements also contain certain non-solicitation covenants wherein each individual subject to the agreement is prohibited, during the term of employment and for a period of one year following employment, from directly or indirectly (1) soliciting or inducing any of our present or future employees to accept employment with such individual or any person or entity associated with such individual, (2) employing, or causing any person or entity associated with such individual to employ, any of our present or future employees without providing us prior written notice of such proposed employment, or (3) either for himself or for any other person or entity, competing for or soliciting the third party owners with whom we have an existing property management agreement. The employment agreements terminate on January 1, 2003, but are automatically extended for additional one-year periods unless notice is given by us or the employee three months prior to the agreement's expiration that the agreement will not be renewed.

      In addition, trustees as well as officers ("Senior Management") are bound by a conflict of interest policy which narrowly focuses on business activities of Senior Management which may compete directly with our business in the multifamily sector. Under this policy, Senior Management must refrain from engaging in activities such as serving as a director, trustee, officer, employee, partner, consultant, agent, investor, lender, or a significant financial stakeholder in an enterprise that engages, or proposes to engage in the acquisition, development, management, ownership, operation or disposition of multifamily residential real estate assets in any market in which we are currently present or contemplating entering.

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

     Development and construction risks could impact our profitability.We intend to continue to develop and construct multifamily apartment home communities.  Our development activities may be exposed to the following risks:

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

      Acquisitions may not yield anticipated results.We intend to continue to acquire multifamily apartment home communities on a select basis. Our acquisition activities and their success may be exposed to the following risks:

The acquired property may fail to perform as we expected in analyzing our investment; and
Our estimate of the costs of repositioning or redeveloping the acquired property may prove inaccurate.

       Policy of limiting debt level may be changed.While our current policy is not to incur debt that would make our ratio of debt to total market capitalization greater than 60%, our declaration of trust and bylaws do not contain any such limitations. Our ratio of debt to total market capitalization as of December 31, 2001 was 45%. Because we do not have any debt incurrence restrictions in our declaration of trust or bylaws, we could increase the amount of outstanding debt at any time. In the event that the price of our common shares increases, we could incur additional debt without increasing the ratio of debt to total market capitalization and without a concurrent increase in our ability to service such additional debt.

         Incurrence of additional debt and related issuance of equity may be dilutive to shareholders.Future issuance of equity may dilute the interest of existing shareholders. To the extent that additional equity securities are issued to finance future developments and acquisitions instead of incurring additional debt, the interests of our existing shareholders could be diluted. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including common and preferred equity.

         Insufficient cash flow could affect our debt financing and create refinancing risk.We are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. We anticipate that only a small portion of the principal of our debt will be repaid prior to maturity. Although we may be able to use cash flow to make future principal payments, we cannot assure you that sufficient cash flow will be available to make all required principal payments. Therefore, we are likely to need to refinance at least a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt.

        Rising interest rates would increase interest costs and could affect the market price of our securities.We expect to incur variable rate debt under credit facilities in connection with the acquisition, construction and reconstruction of multifamily apartment communities in the future, as well as for other purposes. Accordingly, if interest rates increase, so will our interest costs to the extent the variable rate increase is not hedged effectively. In addition, an increase in market interest rates may lead purchasers of our securities to demand a higher annual yield, which could adversely affect the market price of our outstanding securities.

        Interest rate hedging contracts may involve material changes and may not provide adequate protection.From time to time when we anticipate offerings of debt securities, we may seek to decrease our exposure to fluctuations in interest rates during the period prior to the pricing of the securities by entering into interest rate hedging contracts. We may do so to increase the predictability of our financing costs. Also, from time to time we rely on interest rate hedging contracts to offset our exposure to moving interest rates with respect to debt financing arrangements at variable interest rates. The settlement of interest rate hedging contracts has in the past and may in the future involve charges to earnings that may be material in amount. Such charges are typically driven by the extent and timing of fluctuations in interest rates. Despite our efforts to minimize our exposure to interest rate fluctuations, there is no guarantee that we will be able to maintain our hedging contracts at their existing levels of coverage or that the amount of coverage maintained will cover all of our outstanding indebtedness at any such time. If our efforts are unsuccessful, we may not meet our objective of reducing the extent of our exposure to interest rate fluctuations.

        Bond compliance requirements could limit income and restrict use of communities and cause favorable financing to become unavailable.Some of our multifamily apartment communities are financed with obligations issued by various local government agencies or instrumentalities, the interest on which is exempt from federal income taxation. These obligations are commonly referred to as "tax-exempt bonds." The bond compliance requirements for our current tax-exempt bonds, and the requirements of any future tax-exempt bond financing, may have the effect of limiting our income from communities subject to such financing. Under the terms of our tax-exempt bonds, we must comply with various restrictions on the use of the communities financed by such bonds, including a requirement that a percentage of apartments be made available to low and middle income households. In addition, some of our tax-exempt bond financing documents require that a financial institution guarantee payment of the principal of, and interest on, the bonds. The guarantee may take the form of a letter of credit, surety bond, guarantee agreement or other additional collateral. If the financial institution defaults in its guarantee obligations, or we are unable to renew the applicable guarantee or otherwise post satisfactory collateral, a default will occur under the applicable tax-exempt bonds and the community could be foreclosed upon.

        Failure to generate sufficient revenue could limit cash flow available for distribution shareholders.  If our communities do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to our shareholders will be adversely affected. The following factors, among others, may adversely affect the revenues generated by our apartment communities:

the national and local economic climates;
local real estate market conditions, such as oversupply of apartment homes;
the perceptions by prospective residents of the safety, convenience and attractiveness of our communities and the neighborhoods where they are located;
our ability to provide adequate management, maintenance and insurance; and
increased operating costs including real estate taxes, insurance and utilities.

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

      Unfavorable changes in market and economic conditions could hurt occupancy or rental rates.The market and economic conditions in metropolitan areas of our current markets in the United States may significantly affect apartment home occupancy or rental rates. Occupancy and rental rates in those markets, in turn, may significantly affect our profitability and our ability to satisfy our financial obligations. The risks that may affect conditions in those markets include the following:

the economic climate which may be adversely impacted by plant closings, industry slowdowns and other factors;
real estate conditions such as an oversupply of, or a reduced demand for, apartment homes;
a decline in household formation that adversely affects occupancy or rental rates;
the inability or unwillingness of residents to pay rent increases;
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

       Significant new operations and acquired communities under management require integration with the existing business and, if not properly integrated, could create inefficiencies.Our ability to manage growth effectively will require us, among other things, to successfully apply our experience in managing our existing portfolio of multifamily apartment communities to a larger number of properties. In addition, we must be able to successfully manage the integration of new management and operations personnel as our organization grows in size and complexity.

      Failure to succeed in new markets may limit growth.We may make selected acquisitions outside of our current market areas from time to time, if appropriate opportunities arise. Our historical experience in our current markets located in the United States does not ensure that we will be able to operate successfully in other market areas new to us. We may be exposed to a variety of risks if we choose to enter into new markets. These risks include, among others:

a lack of market knowledge and understanding of the local economies;
an inability to obtain land for development or to identify acquisition opportunities;
an inability to obtain construction tradespeople; and
an unfamiliarity with local governmental and permitting procedures.

       Decrease of fee management business would result in decrease in revenues.We manage properties owned by third parties for a fee. Most of our management contracts are terminable upon 30-days notice. There is a risk that the management contracts will be terminated and/or that the rental revenues upon which management fees are based will decline and management fee income will decrease accordingly.

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

      Limits on changes in control may discourage takeover attempts beneficial to shareholders.Our declaration of trust, our bylaws and Maryland law may have the effect of discouraging a third party from attempting to acquire us which makes a change in control more unlikely. The result may be a limitation on the opportunity for shareholders to receive a premium for their common shares over then-prevailing market prices.

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

     Potential liability for environmental contamination could result in substantial costs.We are in the business of acquiring, owning, operating and developing real estate properties. From time to time we will sell to third parties some of our properties. Under various federal, state and local environmental laws, we may be required, often regardless of our knowledge or responsibility but solely because of our current or previous ownership or operation of real estate, to investigate and remediate the effects of hazardous or toxic substances or petroleum product releases at those properties. We may also be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by us in connection with any contamination. These costs could be substantial. The presence of such substances or the failure to properly remediate the contamination may materially and adversely affect our ability to borrow against, sell or rent the affected property. In addition, applicable environmental laws create liens on contaminated sites in favor of the government for damages and costs it incurs in connection with the contamination.

    Finally, when excessive moisture accumulates in buildings or on building materials, mold growth will often occur, particularly if the moisture problem remains undiscovered or is not addressed.  Some molds are known to produce potent toxins or irritants.  Concern about indoor exposure to mold has been increasing as exposure to mold can cause a variety of health effects and symptoms in certain individuals, including severe allergic or other reactions.  As a result, the presence of mold at a property we own could require us to undertake a costly remediation program to contain or remove the mold from the affected property.  Such a remediation program could necessitate the temporary relocation of some or all of the property's tenants or the complete rehabilitation of the property.

     Potential liability for losses not covered by insurance could result in substantial costs.  We may incur casualty losses that are not covered by insurance.  We carry insurance coverage on our properties of types and in amounts that we believe are in line with coverage customarily obtained by owners of similar properties.  We believe all of our properties are adequately insured.  The property insurance that we maintain for our properties has historically been on an "all risk" basis, including losses covered by acts of terrorism.  However, following the recent terrorist activity of September 11, 2001, and in light of the resulting uncertainty in the insurance market, many insurance companies have indicated that they will exclude insurance against acts of terrorism from their "all risk" policies.  Our "all risk" insurance coverage in place for the current policy year does not contain specific exclusions for losses attributable to acts of terrorism; however, there is a high probability that such exclusions will be present as we renew and replace existing insurance coverage.  The cost and limited availability of specific third party insurance coverage for losses from acts of terrorism have made it commercially unreasonable for us to secure such coverage in the future.  Further, there are other types of losses, such as from wars or catastrophic acts of nature, for which we cannot obtain insurance at all or at a reasonable cost.  In the event of an uninsured loss or a loss in excess of our insurance limits, we could lose both the revenues generated from the affected property and the capital we have invested in the affected property; depending on the specific circumstances of the affected property it is possible that we could be liable for any mortgage indebtedness or other obligations related to the property.  Any such loss could materially and adversely affect our business and financial condition and results of operations.

ITEM 2.  PROPERTIES

      As of December 31, 2001, we owned or had an interest in 83 stabilized communities consisting of 23,907 apartment homes, and owned or had an interest in 12 development/lease-up communities consisting of 2,953 apartment homes. The communities, comprising a total of 26,860 apartment homes, are located in Texas, Georgia, Florida, Tennessee and Washington, D.C.   The following table shows the locations of the communities and the number of apartment homes in each metropolitan area:

	Number of Communities			Number of Apartment Homes
Location	Stabilized	Development/ Leaseup	Total	Stabilized	Development/ Leaseup	Total	Percent of Total Apartment Homes
Houston, TX (a)	20	2	22	6,222	482	6,704	25.0%
Atlanta, GA (b)	19	3	22	5,798	537	6,335	23.6%
Boca Raton, FL (c)	18	1	19	5,049	290	5,339	19.9%
Dallas, TX (d)	8	3	11	1,645	712	2,357	8.8%
Austin, TX	7	-	7	1,677	-	1,677	6.2%
Memphis, TN (e)	3	-	3	1,309	-	1,309	4.9%
Orlando, FL	3	1	4	959	315	1,274	4.7%
Nashville, TN (f)	4	-	4	1,166	-	1,166	4.3%
Tampa, FL (g)	-	2	2	-	617	617	2.3%
Washington, D.C.	1	-	1	82	-	82	0.3%
Totals	83	12	95	23,907	2,953	26,860	100.0%

(a)	Includes a stabilized community comprising 382 apartment homes and a development/lease-up community comprising 186 apartment homes in which we have a 20% interest.
(b)	Includes a stabilized community comprising 435 apartment homes and a development/lease-up community comprising 274 apartment homes in which we have a 20% interest.
(c)	Includes a stabilized community comprising 320 apartment homes and a development/lease-up community comprising 290 apartment homes in which we have a 20% interest.
(d)	Includes a stabilized community comprising 222 apartment homes in which we have a 20% interest.
(e)	Includes a stabilized community comprising 345 apartment homes in which we have a 25% interest and a stabilized community comprising 500 apartment homes in which we have an 8.26% interest.
(f)	Includes two stabilized communities comprising 618 apartment homes in which we have an 8.26% interest.
(g)	Represents two development/lease-up communities comprising 617 apartment homes in which we have a 20% interest.

      Stabilized Communities. We developed 41 communities consisting of 12,004 apartment homes and acquired 42 communities consisting of 11,903 apartment homes. We manage and operate all of the stabilized communities, which are typically two and three-story garden apartments, townhomes and higher-density apartments. As of December 31, 2001, the communities had an average scheduled monthly rental rate per apartment home of $973 or $0.96 per square foot and a physical occupancy rate of 94%. The average age of the communities is approximately ten years.

       Most of our communities offer many attractive features designed to enhance their market appeal, such as vaulted ceilings, fireplaces, dishwashers, disposals, washer/dryer connections, ice-makers, patios and decks. Recreational facilities include swimming pools, fitness facilities, playgrounds, picnic areas and tennis and racquetball courts. In many communities, we make amenities and services such as aerobic classes, resident social events, dry cleaning pickup and delivery, and the use of fax, computer and copy equipment available to residents. In-depth market research, including periodic focus groups with residents and feedback from on-site management personnel, is used to refine and enhance management services and community design. Additional information regarding our stabilized communities at December 31, 2001 follows:

Stabilized Community Features as of December 31,  2001

Community (a)	No. of Apt. Homes	Approx. Rentable Sq. Ft. (b)	Total Acreage	Year Constructed/ Renovated	Year Acquired	Average Unit Size (Sq. Ft.)	Occupancy at 12/31/01	Scheduled Rent at 12/31/01 Per Unit Sq. Ft.
Houston,  TX
Gables Austin Colony (c)
Gables Bradford Place (c)
Gables Bradford Pointe (c)
Gables Champions
Gables CityPlaza
Gables Cityscape (c)
Gables Citywalk/
  Waterford Sq. (c)
Gables Edgewater
Gables Lions Head (c)
Gables Metropolitan Uptown
Gables Meyer Park I
Gables New Territory
Gables of First Colony
Gables Piney Point (c)
Gables Pin Oak Green
Gables Pin Oak Park
Gables Raveneaux (d)
Gables Rivercrest I (c)
Gables Rivercrest II (c)
Gables Windmill
   Landing (c)
Totals/Averages

Atlanta, GA
Briarcliff Gables
Buckhead Gables
Dunwoody Gables (c)
Gables Cityscape
Gables Metropolitan I (d)
Gables Mill
Gables Northcliff
Gables Vinings
Gables Walk
Gables Wood Arbor (c)
Gables Wood Crossing (c)
Gables Wood Glen (c)
Gables Wood Knoll (c)
Lakes at Indian Creek (c)
Rock Springs Estates (f)
Roswell Gables I (c)
Roswell Gables II (c)
Spalding Gables (c)
Wildwood Gables (c), (f)
Totals/Averages

Boca Raton, FL
Cotton Bay (c)
Gables Boca Place (c), (f)
Gables Boynton Beach I
Gables Boynton Beach II
Gables Grand Isle (d)
Gables Kings Colony (c)
Gables Mizner on the Green
Gables Palma Vista
Gables San Michele I
Gables San Michele II
Gables San Remo
Gables Town Colony (c)
Gables Town Place (c)
Gables Wellington
Hampton Lakes (c)
Hampton Place
Mahogany Bay (c)
Vinings at Hampton
   Village (c)
Totals/ Averages

237
372
360
404
246
252

317
292
277
318
345
256
324
246
581
474
382
140
140

259
6,222

104
162
311
182
435
438
82
315
310
140
268
380
312
603
290
384
284
252
546
5,798
444
180
252
296
320
480
246
189
249
343
180
172
312
222
300
368
328

168
5,049

231,621
320,322
276,417
367,588
217,374
214,824

255,823
257,339
233,796
290,141
297,054
233,652
321,848
227,880
592,709
483,740
401,327
118,020
118,020

224,689
5,684,184

128,976
122,548
290,396
150,610
487,472
406,676
127,990
336,735
367,226
127,540
257,012
377,340
311,064
552,384
295,302
417,288
334,268
249,333
619,710
5,959,870

436,460
175,812
302,148
357,653
340,776
426,590
311,176
273,606
332,683
475,506
329,978
147,724
260,192
297,138
317,004
352,528
330,459

202,752
5,670,185

11.0
13.3
13.5
29.7
7.5
6.8

8.7
12.2
10.3
8.9
11.0
15.0
13.3
7.5
14.4
11.9
20.9
5.1
5.0

9.8
235.8

5.2
3.5
10.4
5.5
15.0
36.1
12.7
15.2
19.7
9.9
22.3
23.8
19.6
49.8
28.7
28.3
28.3
11.2
37.9
383.1

37.6
9.4
18.0
15.9
20.0
18.8
8.9
12.0
32.4
32.4
11.8
10.0
13.0
12.7
11.0
14.1
25.4

8.6
312.0

1984
1991
1990
1995
1995
1991
1990/
1985
1990
1983
1995
1993
1998
1996
1994
1990
1992
2000
1982
1983

1984

1995
1994
1995
1989
2000
1988
1978
1997
1996-97
1987
1985-86
1983
1984
1969-72
1945-92
1995
1997
1995
1992-93

1986
1984
1996
1997
2001
1986
1996
2000
1998
2000
1995
1985
1987
1998
1986
1985
1986

1988

(e) (e)

1998
--
--
1997
--
--
--/
1992
--
1998
--
--
--
1997
--
1996
1996
--
1987
1998

1998

--
1994
--
1994
--
1997
1997
--
1997
--
--
--
--
1993
1997
--
--
--
1991

1998
1998
1998
1998
--
1998
1998
--
1998
--
1998
1998
1998
1998
1998
1998
1998

1998

977
861
768
910
884
852

807
881
844
912
861
913
993
926
1,020
1,020
1,051
843
843

868
914

1,240
756
934
827
1,121
928
1,561
1,069
1,185
911
959
993
997
916
1,018
1,087
1,177
989
1,135
 1,028

983
977
1,199
1,208
1,065
889
1,265
1,448
1,336
1,386
1,833
859
834
1,338
1,057
958
1,007

1,207
1,123
98%
97%
93%
99%
99%
98%

97%
95%
98%
91%
95%
94%
98%
98%
94%
94%
95%
99%
96%

95%
96%

95%
94%
93%
96%
91%
91%
93%
92%
91%
84%
87%
88%
92%
91%
94%
94%
94%
90%
94%
 92%

97%
90%
95%
93%
96%
98%
92%
93%
93%
95%
94%
93%
95%
96%
96%
95%
96%

97%
95%
$ 953
710
720
835
954
997

999
858
774
1,114
960
938
987
1,002
1,065
1,097
1,014
768
754

729
$ 928

$1,196
890
915
946
1,217
906
1,285
1,088
1,161
796
777
741
773
684
936
956
956
978
993
 $    932

$763
 1,045
986
981
1,003
890
1,725
1,608
1,525
1,505
1,320
904
896
1,049
799
785
827

877
$1,048

$0.98
0.82
0.94
0.92
1.08
1.17

1.24
0.97
0.92
1.22
1.12
1.03
0.99
1.08
1.04
1.08
0.97
0.91
0.89

0.84
$1.02

$0.96
1.18
0.98
1.14
1.09
0.98
0.82
1.02
0.98
0.87
0.81
0.75
0.78
0.75
0.92
0.88
0.81
0.99
0.87
 $0.91

$0.78
1.07
0.82
0.81
0.94
1.00
1.36
1.11
1.14
1.09
0.72
1.05
1.07
0.78
0.76
0.82
0.82

0.73
$0.93

Stabilized Community Features as of December 31,  2001

Community (a)	No. of Apt. Homes	Approx. Rentable Sq. Ft. (b)	Total Acreage	Year Constructed/ Renovated	Year Acquired	Average Unit Size (Sq. Ft.)	Occupancy at 12/31/01	Scheduled Rent at 12/31/01 Per Unit Sq. Ft.

Austin, TX
Gables at the Terrace
Gables Barton Creek (c)
Gables Bluffstone
Gables Central Park
Gables Great Hills
Gables Park Mesa
Gables Town Lake
Totals/Averages

Dallas, TX
 Gables at Pearl Street
Gables CityPlace
Gables Green Oaks
Gables Mirabella
Gables San Raphael (d)
Gables Spring Park
Gables Turtle Creek
Gables Valley Ranch (c)
Totals/Averages

Memphis, TN
Arbors of Harbortown (g)
Gables Cordova (c)
Gables Stonebridge (h)
Totals/Averages

Nashville, TN
Brentwood Gables (h)
Gables Hendersonville (h)
Gables Hickory Hollow I (c)
Gables Hickory Hollow II (c)
Totals/Averages

Orlando, FL
Gables Celebration
Gables Chatham Square (i)
The Commons at Little Lake
    Bryan (i)
Totals/Averages

Washington D.C.
Gables Dupont Circle
Totals/Averages

	308 160 256 273 276 148 256 1,677 108 232 300 126 222 188 150 319 1,645 345 464 500 1,309 254 364 272 276 1,166 231 448 280 959 82 82
292,292
185,846
251,909
257,043
228,930
161,540
239,264
1,616,824

117,688
244,056
286,740
114,902
200,478
198,178
150,930
325,534
1,638,506

341,258
434,461
439,646
1,215,365

287,594
342,982
247,322
259,704
 1,137,602

267,417
503,263

289,436
1,060,116

79,895
		79,895	18.6 11.6 32.7 6.9 23.7 24.3 12.0 129.8 3.6 7.1 12.8 1.4 5.4 12.3 3.1 14.8 60.5 15.0 32.2 34.0 81.2 14.5 21.0 19.0 18.0 72.5 8.8 29.6 16.5 54.9 0.5 0.5	1998 1998 1998 1997 1993 1992 1996 1995 1995 1996 1996 1999 1996 1995 1994 1991 1986 1993-96 1996 1991 1988 1987 1999 2001 1998 1998	1998 2000 -- -- -- 1997 -- -- 1997 -- 1997 -- -- 1996 -- -- -- 1996 -- -- -- -- -- -- -- 2001	949 1,162 984 942 829 1,091 935 964 1,090 1,052 956 912 903 1,054 1,006 1,020 996 989 936 879 928 1,132 942 909 941 976 1,158 1,123 1,034 1,105 974 974	88% 91% 88% 100% 91% 93% 93% 92% 97% 96% 91% 97% 95% 97% 97% 97% 95% 88% 94% 93% 92% 91% 91% 91% 91% 91% 85% 100% 100% 96% 99% 99%	$1,201 1,561 1,166 1,318 891 1,230 1,359 $1,225 $1,346 1,381 863 1,196 964 981 1,197 956 $1,069 $856 689 689 $733 $894 688 649 648 $714 $1,194 -- -- $1,194 $2,392 $2,392	$1.27 1.34 1.18 1.40 1.07 1.13 1.45 $1.27 $1.24 1.31 0.90 1.31 1.07 0.93 1.19 0.94 $1.07 $0.87 0.74 0.78 $0.79 $0.79 0.73 0.71 0.69 $0.73 $1.03 -- -- $1.03 $2.46 $2.46
Grand Totals/Averages	23,907	24,062,547	1,330.3			1,007	94%	$973	$0.96
(a)	Except as noted in notes (d), (g), and (h), we hold fee simple title to each of the communities. Except as noted in notes (c), (d), (g), and (h), the communities are unencumbered.
(b)	In the Atlanta and Tennessee markets, rentable area is measured including any patio or balcony. In the Texas markets, rentable area is measured using only the heated area. In the Florida markets, rentable area is measured using only the air conditioned area.
(c)	The denoted communities secure indebtedness totaling $379.4 million as of December 31, 2001.
(d)	We hold an indirect 20% interest in these communities. These communities secure indebtedness totaling $58.4 million at December 31, 2001.
(e)	Year renovated; these communities were originally constructed as follows: Buckhead Gables: 1964 and Wildwood Gables: 1972.
(f)	These communities are in renovation; therefore, occupancy is based on units available for lease.
(g)	We hold an indirect 25% interest in this community. This community secures indebtedness of $16.4 million at December 31, 2001.
(h)	We hold an indirect 8.26% interest in these communities. These communities secure indebtedness totaling $52.1 million at December 31, 2001.
(i)	These communities are leased to a single user group pursuant to a triple net master lease. Accordingly, scheduled rent data is not reflected.

      Development and Lease-up Communities. The development communities have been designed to generally resemble the stabilized communities we developed previously and to offer similar amenities. The development communities and recently completed communities reflect our continuing research of consumer preferences for upscale multifamily rental housing and incorporate and emphasize garage parking, increased privacy, high quality interiors, high speed internet access, and private telephone and television systems. Additional information regarding our development and lease-up communities at December 31, 2001 follows:

				Percent at December 31, 2001			Actual or Estimated Quarter of
Community	No. of Apt. Homes	Total Budgeted Cost	Cost to Complete	Complete	Leased	Occupied	Constr- uction Start	Initial Occu- pancy.	Constr- uction End	Stab- ilized Occupancy
		(millions)	(millions)							(a)
Wholly-Owned Development/Lease-up Communities:
Atlanta, GA
Gables Montclair	183	$ 24	$ 5	85%	9%	6%	3 Q 2000	4 Q 2001	1 Q 2002	4 Q 2002
Gables Paces	80	23	3	91%	4%	--	3 Q 2000	1 Q 2002	1 Q 2002	3 Q 2002
Dallas, TX
Gables Ellis Street	245	46	26	10%	--	--	3 Q 2001	4 Q 2002	2 Q 2003	2 Q 2004
Gables State Thomas Ravello	290	44	16	64%	--	--	4 Q 2001	4 Q 2002	2 Q 2003	2 Q 2004
Gables State Thomas Townhomes	177	36	--	100%	88%	84%	4 Q 1999	3 Q 2000	2 Q 2001	2 Q 2002
Houston, TX
Gables Meyer Park II	296	27	6	83%	17%	10%	4 Q 2000	3 Q 2001	2 Q 2002	4 Q 2002
Orlando, FL
Gables North Village	315	43	3	99%	56%	50%	4 Q 1999	4 Q 2000	1 Q 2002	4 Q 2002
Subtotals	1,586	$243	$ 59
Co-Investment Development/Lease-up Communities (b):
Atlanta, GA
Gables Metropolitan II	274	$ 32	$ 16	43%	--	--	1 Q 2001	2 Q 2002	4 Q 2002	3 Q 2003
Boca Raton, FL
Gables Crestwood	290	25	--	100%	87%	83%	4 Q 1999	3 Q 2000	2 Q 2001	1 Q 2002
Houston, TX
Gables White Oak	186	15	6	62%	7%	2%	2 Q 2001	4 Q 2001	2 Q 2002	3 Q 2002
Tampa, FL
Gables West Park Village I (c)	320	35	6	91%	33%	22%	4 Q 2000	3 Q 2001	2 Q 2002	4 Q 2002
Gables West Park Village II	297	27	24	--	--	--	2 Q 2002	2 Q 2003	4 Q 2003	2 Q 2004
Subtotals Grand totals	1,367 2,953	$134 $377	$ 52 $111	(d)

(a) Stabilized occupancy is defined as the earlier to occur of (i) 93% occupancy or (ii) one year after completion of construction.
(b) These communities were contributed into the GRAP JV or the GRAP JV Two, as applicable.
(c) This development community includes 40,000 square feet of commercial space which was 85% leased at December 31, 2001.
(d) Construction loan proceeds are expected to fund $43 million of these costs. The remaining costs will be funded by capital contributions to the venture from our venture partner and us in a funding ratio of 80% and 20%, respectively.

       Undeveloped Sites. As of December 31, 2001, we owned the following two undeveloped sites on which we intend to develop multifamily communities in the future. We also owned additional sites at December 31, 2001 that are excluded from the table below because we do not currently intend to develop apartment communities on these sites in the foreseeable future.

Undeveloped Sites	Metropolitan Area	Estimated Number of Apartment Homes
Gables Jupiter Gables Montecito Total	South Florida South Florida	311 450 761

      There can be no assurance of when or if the undeveloped sites will be developed.

      Development Rights. As of December 31, 2001, we had three development rights.

Development Rights	Metropolitan Area	Estimated Number of Apartment Homes
Gables Stuart Gables West Park Village Phase II (a) Gables Rothbury Square Total	South Florida Tampa, FL Washington, D.C.	334 300 240 874

      (a) This land parcel is under option.

      There can be no assurance of when or if the development rights will be exercised.

      The following is a "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. The projections contained in the tables above under the captions "Development and Lease-up Communities," "Undeveloped Sites" and "Development Rights" are forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. Risks associated with our development, construction and land acquisition activities, which could impact the forward-looking statements made, include: development and acquisition opportunities may be abandoned; construction costs of a community may exceed original estimates, possibly making the community uneconomical; and construction and lease-up may not be completed on schedule, resulting in increased debt service and construction costs. Development of the undeveloped sites and development rights is subject to permits and other governmental approvals as well as our ongoing business review of the underlying real estate fundamentals and the impact on our capital structure. There can be no assurance that we will decide or be able to develop the undeveloped sites, complete development of all or any of the communities subject to the development rights, or complete the number of apartment homes shown above.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

       There is no established public trading market for the Operating Partnership's Units.  As of March 15, 2002, there were 94 holders of records of Units.

       The following table sets forth the quarterly distributions per Unit to holders of Units for the periods indicated.

Quarter Ended	Distribution Declared
March 31, 2000 June 30, 2000 September 30, 2000 December 31, 2000 March 31, 2001 June 30, 2001 September 30, 2001 December 31, 2001 March 31, 2002	$0.5300 0.5300 0.5675 0.5675 0.5675 0.5675 0.6025 0.6025 0.6025

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

      Certain of our debt agreements contain customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions in excess of stated amounts, which in turn restricts the Trust's discretion to declare and pay dividends.  In general, during any fiscal year, the Operating Partnership may only distribute up to 95% of its consolidated income that is available for distribution, as defined in the related agreement, exclusive of distributions of capital gains for such year.  The applicable debt agreements contain exceptions to these limitations to allow the Operating Partnership to make any distributions necessary to allow the Trust to maintain its status as a REIT.  We do not anticipate that this provision will adversely effect the ability of the Operating Partnership to make distributions or the Trust's ability to declare dividends, under our current dividend policy.

       Each time the Trust issues shares of beneficial interest, it contributes the proceeds of such issuance to the Operating Partnership in return for a like number of Units with rights and preferences analogous to the shares issued.  During the period commencing on October 1, 2001 and ending on December 31, 2001, in connection with issuances of common shares by the Trust during that time period, the Operating Partnership issued an aggregate 60,346 Units to the Trust.   Such Units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.

ITEM 6.  SELECTED FINANCIAL AND OPERATING INFORMATION

       The following table sets forth selected financial and operating information which should be read in conjunction with our financial statements and notes included elsewhere in this document. The consolidated operating information for the years ended December 31, 2001, 2000 and 1999 has been derived from our financial statements audited by Arthur Andersen LLP, independent public accountants, whose report is included in this document. The consolidated operating information for the years ended December 31, 1998 and 1997 has been derived from our audited financial statements not included in Arthur Andersen's report.

GABLES REALTY LIMITED PARTNERSHIP SELECTED FINANCIAL AND OPERATING INFORMATION (Amounts in Thousands, Except Property and Per Unit Data)
	2001	2000	1999	1998	1997
Operating Information:
Rental revenues
Other property revenues
     Total property revenues
Other revenues
     Total revenues

Property operating and maintenance
   (exclusive of items shown separately below)
Depreciation and amortization
Property management (owned and third party)
Interest expense and credit enhancement fees
Amortization of deferred financing costs
General and administrative
Unusual items (a)
     Total expenses

Gain on sale of real estate assets
Income before extraordinary loss
Extraordinary loss
Net income
Distributions to preferred unitholders
Net income available to common unitholders	$222,040 12,638 234,678 10,502 245,180 77,758 48,425 11,137 44,690 1,038 7,209 8,847 199,104 37,330 83,406 - 83,406 (14,083) $69,323	$217,384 12,405 229,789 12,304 242,093 75,444 44,500 10,007 45,539 895 7,154 - 183,539 29,467 88,021 - 88,021 (14,083) $73,938	$221,689 12,121 233,810 11,787 245,597 78,689 46,073 8,893 44,259 919 5,796 2,800 187,429 8,864 67,032 - 67,032 (14,083) $52,949	$199,292 9,988 209,280 8,120 217,400 70,502 40,650 7,977 39,974 984 6,242 5,637 171,966 - 45,434 - 45,434 (10,252) $35,182	$132,371 6,322 138,693 5,436 144,129 47,592 25,194 5,696 25,313 992 3,248 1,178 109,213 5,349 40,265 (712) 39,553 (4,163) $35,390
Weighted average common Units outstanding - basic Weighted average common Units outstanding - diluted	30,153 30,314	30,365 30,439	32,277 32,796	30,212 30,340	23,441 23,591
Per Common Unit Information:
Income before extraordinary loss - basic Net income - basic Income before extraordinary loss - diluted Net income - diluted Distributions paid Distributions declared	$2.30 2.30 2.29 2.29 2.34 2.34	$2.43 2.43 2.43 2.43 2.20 2.20	$1.64 1.64 1.64 1.64 2.08 2.08	$1.16 1.16 1.16 1.16 2.02 2.02	$1.54 1.51 1.53 1.50 2.47 1.98
Other Information:
Cash flows provided by operating activities
Cash flows (used in) provided by investing activities
Cash flows provided by (used in) financing activities
Funds from operations (b)
Average monthly revenue per apartment home (c)
Average physical occupancy
Gross operating margin (d)
Completed communities at year-end
Apartment homes in completed communities at year-end	$103,784 (126,638) 22,833 84,526 880 94.6% 66.9% 85 24,374	$106,062 18,694 (128,467) 90,605 830 95.3% 67.2% 84 25,094	$105,029 80,928 (185,048) 89,775 810 94.3% 66.3% 81 23,941	$90,555 (359,263) 272,583 75,494 780 94.1% 66.3% 86 25,288	$69,961 (229,411) 158,244 56,179 755 94.6% 65.7% 61 18,479
Balance Sheet Information:
Real estate assets, before accumulated depreciation Total assets Notes payable Partners' capital and partners' capital interest	$1,756,875 1,589,206 877,231 654,284	$1,587,844 1,453,020 765,927 638,898	$1,589,384 1,471,364 755,485 660,261	$1,682,122 1,586,317 812,788 718,573	$1,056,438 981,167 435,362 513,497
Funds From Operations Reconciliation:
Net income available to common unitholders Real estate asset depreciation and amortization (e) Extraordinary loss Gain on sale of previously depreciated real estate assets Funds from operations	$69,323 49,313 - (34,110) $84,526	$73,938 45,289 - (28,622) $90,605	$52,949 45,942 - (9,116) $89,775	$35,182 40,312 - - $75,494	$35,390 24,935 712 (4,858) $56,179

NOTES TO SELECTED FINANCIAL AND OPERATING INFORMATION
 (Amounts in Thousands, Except Property Per Unit Data)

        (a) Unusual items of $8,847 in 2001 are comprised of  (1) a $5,006 charge associated with the write-off of building components at Gables State Thomas Ravello that will be replaced in connection with a remediation program, (2) $2,200 of severance charges, (3) $920 in reserves associated with certain technology investments and (4) $721 of abandoned real estate pursuit costs resulting from recent events which have impacted the U.S. economy.  Unusual items of $2,800 in 1999 relate to severance charges.   Unusual items of $5,637 in 1998 and $1,178 in 1997 relate to loss on treasury locks.

       (b) We consider funds from operations ("FFO") to be a useful performance measure of the operating performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund distributions and capital expenditures. We believe that in order to facilitate a clear understanding of our operating results, FFO should be examined in conjunction with net income as presented in the financial statements and data included elsewhere in this report. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"). Effective January 1, 2000, NAREIT amended its definition of FFO to include in FFO all non-recurring items, except those defined as extraordinary items under GAAP and gains and losses from sales of depreciable operating property. We are using the amended definition of FFO in reporting our results for all periods on or after January 1, 2000. In addition, we have restated FFO reported for prior periods. FFO, as defined by NAREIT, represents net income (loss) determined in accordance with generally accepted accounting principles ("GAAP"), excluding extraordinary items as defined under GAAP and gains or losses from sales of depreciable operating property, plus certain non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, our FFO is comparable to the FFO of real estate companies that use the NAREIT definition. FFO should not be considered an alternative to net income as an indicator of our operating performance or an alternative to cash flows as a measure of liquidity. FFO does not measure whether cash flow is sufficient to fund all of our cash needs, including principal amortization, capital expenditures and distributions to unitholders. Additionally, FFO does not represent cash flows from operating, investing or financing activities as defined by GAAP. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of our cash needs and cash flows.

       (c) Average monthly revenue per apartment home is equal to the average monthly rental revenue collected during the period divided by the average monthly number of apartment homes occupied during the period.

       (d) Gross operating margin represents (1) total property revenues less property operating and maintenance expenses (exclusive of real estate asset depreciation expense) as a percentage of (2) total property revenues.

       (e) Includes our share of depreciation of real estate assets owned by unconsolidated joint ventures.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references to "we," "our" or "us" refer collectively to Gables Realty Limited Partnership and its subsidiaries.

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

Business Objectives and Strategy

       The Trust's objective is to increase shareholder value by producing consistent high quality earnings to sustain dividend growth and annual total returns that exceed the multifamily sector average. To achieve that objective, we employ a number of business strategies. First, our long-term investment strategy is research-driven, with the objective of creating a portfolio of high quality assets in approximately six to eight strategically selected markets that are complementary through economic diversity and characterized by high job growth and resiliency to national economic downturns. We believe such a portfolio will provide predictable growth in operating cash flow on a sustainable basis. Second, we adhere to a strategy of owning and operating high quality, class AA/A apartment communities under the Gables brand. We believe that such communities, when located in highly desirable areas to live and supplemented with high quality service and amenities, attract the affluent renter-by-choice who is willing to pay a premium for location preference, superior service and high quality communities. The resulting portfolio should maintain high levels of occupancy and rental rates. This, coupled with more predictable operating expenses and reduced capital expenditure requirements associated with high quality construction materials, should lead to operating margins that exceed national averages for the multifamily sector and sustainable growth in operating cash flow. Third, our aim is to be recognized as the employer of choice within the industry. Our mission of Taking Care of the Way People Live is a cornerstone of our strategy, involving innovative human resource practices that we believe will attract and retain the highest caliber associates. Because of our long-established presence as a fully integrated apartment management, development, construction, acquisition and disposition company within our markets, we have the ability to offer multi-faceted career opportunities among the various disciplines within the industry. Finally, our capital strategy is to maximize return on invested capital while maintaining financial flexibility through a conservative, investment grade credit profile. We judiciously manage our capital and are able to recycle existing capital through asset dispositions. We believe the successful execution of these strategies will result in operating cash flow and dividend growth, producing annual total returns that exceed the multifamily REIT sector average.

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

       Portfolio-wide occupancy levels have remained high, but portfolio-wide rental rate growth slowed in 2001 as a result of national economic weakness.   We expect portfolio-wide rental expenses to increase at a rate ahead of both inflation and property revenues for the upcoming year.  Our ongoing evaluation of the growth prospects for a specific asset may result in a determination to dispose of the asset. In that event, we would intend to sell the asset and utilize the net proceeds from any such sale to invest in new assets expected to have better growth prospects, reduce indebtedness or, in certain circumstances with appropriate approval from the Trust's board of trustees, repurchase outstanding common shares. We maintain staffing levels sufficient to meet existing construction, acquisition and leasing activities.  When market conditions warrant, we adjust staffing levels to mitigate a negative impact on results of operations.
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

Preferred Share Offerings

       On July 24, 1997, the Trust issued 4,600 shares of 8.30% Series A Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share). The net proceeds from this offering of $111.0 million were used to reduce outstanding indebtedness under interim financing vehicles. The Series A Preferred Shares may be redeemed at $25.00 per share plus accrued and unpaid dividends on or after July 24, 2002. The Series A Preferred Shares have no stated maturity, sinking fund or mandatory redemption, and are not convertible into any other securities of the Trust.

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

Issuances of Common Operating Partnership Units

       Since the IPO, we have issued a total of 4,421 common units of limited partnership interest ("Units") in connection with the 1998 acquisition of the real estate assets and operations of Trammell Crow Residential South Florida, the acquisition of other operating apartment communities and the acquisition of a parcel of land for future development.

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

Common Equity Repurchase Program

        We have a common equity repurchase program pursuant to which the Trust is authorized to purchase up to $150 million of its outstanding common shares or Units. The Trust has repurchased shares from time to time in open market and privately negotiated transactions, depending on market prices and other conditions, using proceeds from sales of selected assets.  Whenever the Trust repurchases common shares from shareholders, we are required to redeem from the Trust an equivalent number of Units on the same terms and for the same aggregate price. After redemption, the Units redeemed by us are no longer deemed outstanding.  Units have also been repurchased for cash upon their presentation
MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

for redemption by unitholders. As of December 31, 2001, we had redeemed 4,267 Units, for a total of $102,048, including 3,980 Units redeemed by the Trust.

Shelf Registration Statement

      We have an effective shelf registration statement on file with the Securities and Exchange Commission providing $500 million of equity capacity and $300 million of debt capacity. We believe it is prudent to maintain shelf registration capacity in order to facilitate future capital-raising activities. To date, there have been no issuances under this shelf registration statement other than the issuance of $150 million of senior unsecured notes in February 2001.

Portfolio and Other Financing Activity

Community and Land Dispositions

       During 2001, we sold an apartment community located in Atlanta comprising 386 apartment homes, an apartment community located in Houston comprising 776 apartment homes, an apartment community located in Dallas comprising 536 apartment homes and a 2.5 acre parcel of land adjacent to one of our development communities located in Atlanta.  The net proceeds from these sales totaled $93.6 million, $9 million of which was deposited into an escrow account and was used  to fund acquisition activities.  The balance of the net proceeds was used to repay a $16 million note assumed in connection with our September 2001 acquisition of the Gables State Thomas Ravello community and to paydown outstanding borrowings under interim financing vehicles. The total gain from these sales was $35.0 million, all of which was recognized in 2001. In addition, we recognized $0.7 million of deferred gain associated with a parcel of land we sold in 2000 during the year ended December 31, 2001.

       During 2001, we contributed our interest in certain land and development rights to the Gables Residential Apartment Portfolio JV Two (the "GRAP JV Two") in return for (1) cash of $18.5 million and (2) capital account credit of $4.6 million.  The $2.8 million of gain we will record associated with this contribution is being recognized when earned using the percentage of completion method since we serve as the developer and general contractor for the joint venture.  We recognized $1.6 million of this gain during the year ended December 31, 2001.

       During 2000, we sold an apartment community located in Dallas comprising 126 apartment homes, an apartment community located in Houston comprising 228 apartment homes, two apartment communities located in San Antonio comprising 544 apartment homes and a parcel of land adjacent to an existing apartment community located in Atlanta.  In addition, on December 28, 2000, we sold substantially all of our interests in three apartment communities located in Nashville and Memphis, comprising 1,118 apartment homes, to the CMS Tennessee Multifamily JV.  The net proceeds from these sales totaled $142.0 million, $30.2 million of which was deposited into an escrow account and was used to fund development and acquisition activities. The balance of the net proceeds was used to (1) repay an $18.6 million note that encumbered one of the assets sold, (2) paydown outstanding borrowings under interim financing vehicles and (3) purchase common shares and Units under the Trust's common equity repurchase program.  The total gain recognized from these sales in 2000 was $29.5 million.  Gain of $0.8 million associated with the land sale was deferred at December 31, 2000 and is being recognized when earned using the percentage of completion method because we serve as the general contractor for the construction of an apartment community on the parcel of land sold.

       During 1999, we sold three apartment communities located in Atlanta comprising 676 apartment homes, two apartment communities located in Memphis comprising 490 apartment homes, an apartment community located in Houston comprising 412 apartment  homes and an outparcel of land from an existing development community located in Dallas. The net proceeds from these sales totaled $96.7 million and were used to paydown outstanding borrowings under interim financing vehicles and to purchase common shares and Units under the Trust's common equity repurchase program. The total gain from these sales was $8.9 million.

       During 1999, we contributed our interest in certain land and development rights to the Gables Residential Apartment Portfolio JV (the "GRAP JV") in return for (1) cash of $65.1 million and (2) capital account credit of $16.4 million.  There was no gain or loss associated with this contribution.

Community Acquisitions

       On September 28, 2001, we acquired the 80% membership interest of our venture partner in the GRAP JV in the Gables State Thomas Ravello apartment community located in Dallas comprising 290 apartment homes.  In consideration for such community, we paid $12 million in cash and assumed a $16 million secured variable-rate note.

 MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

This consideration was based on a valuation of the asset of $31 million and is net of our $3 million share of the venture distribution.  We recorded a $5 million charge to unusual items in 2001 associated with the write-off of building components that will be replaced in connection with a remediation program to address water infiltration issues plaguing the asset.

       On August 28, 2001, we acquired an apartment community located in Washington, D.C. comprising 82 apartment homes for approximately $25 million.

       On August 1, 2001, we acquired the 75% interest of our venture partner in the Gables Metropolitan Uptown apartment community located in Houston comprising 318 apartment homes.  The asset was valued at approximately $27 million.

       On March 30, 2001, we acquired the 80% membership interests of our venture partner in the GRAP JV in the Gables Palma Vista and Gables San Michelle II apartment communities located in South Florida comprising 532 apartment homes for $66 million. This cash consideration was based on a valuation of the assets of $75 million and is net of our $9 million share of the venture distribution.

       During the third quarter of 2000, we acquired an apartment community located in Austin comprising 160 apartment homes. In consideration for such community, we paid $6 million in cash and assumed a $14 million secured fixed-rate note.

Other Acquisition

       In May 2001, we acquired a property management company based in Washington, D.C. that manages approximately 3,600 units in 24 multifamily apartment communities located in Washington, D.C. and the surrounding area (the "D.C. Management Co.").  The total investment is approximately $1.6 million and is structured to be paid in three installments based on results of the acquired business operations.

Senior Unsecured Note Issuance

       In February 2001, we issued $150 million of senior unsecured notes which bear interest at 7.25%, were priced to yield 7.29% and mature in February 2006.  The net proceeds of $148.5 million were used to reduce borrowings under our unsecured credit facilities and repay our $40 million term loan, which had a November 2001 maturity date.
Critical Accounting Policies and Recent Accounting Pronouncements

         Our financial statements are prepared in accordance with United States generally accepted accounting principles (GAAP) and a summary of our significant accounting policies is included in Notes 4 and 5 to the consolidated financial statements.  Note 4 also includes a summary of recent accounting pronouncements and their expected impact on our financial statements.  Our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurance that actual results will not differ from these estimates.  As an owner, operator and developer of apartment communities, our critical accounting policies relate to cost capitalization and asset impairment evaluation.

Cost Capitalization

      As a vertically integrated real estate company, we have in-house investment professionals involved in development, construction and acquisition.  We include direct costs associated with development and construction activities in the capitalized development cost of wholly-owned assets.  We charge direct costs associated with development and construction activities for third parties and unconsolidated joint ventures against our revenues from the services being provided.   Such costs are ultimately reflected in net development revenues using the percentage of completion method.  As required by GAAP, we expense all internal costs associated with the acquisition of operating apartment communities to general and administrative expense in the period such costs are incurred.  We maintain staffing levels sufficient to meet existing development, construction and acquisition activities.  When market conditions warrant, we adjust staffing levels to mitigate a negative impact on results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

       Our real estate development pursuits are subject to permits and other governmental approvals, as well as our ongoing business review of the underlying real estate fundamentals and the impact on our capital structure.  We do not always move forward with development of our real estate pursuits, and therefore, we evaluate the viability of real estate pursuits and the recoverability of capitalized pursuit costs regularly.  Based on this periodic review, we expense any costs that are deemed unrealizable at that time to general and administrative expense.

       During the development and construction of a new apartment community, we capitalize related interest costs, as well as other carrying costs such as property taxes and insurance.  We begin to expense these items as the construction of the community becomes substantially complete and the residential apartment homes become available for initial occupancy.  Accordingly, we gradually reduce the amounts we capitalize as construction is being completed.  During the lease-up period, as a community transitions from initial occupancy to stabilized occupancy, revenues are generally insufficient to cover interest, carrying costs and operating expenses.  The size and duration of this lease-up deficit depends on how quickly construction is completed, how quickly the apartments available for occupancy are leased, and what rent levels are achieved at the community.

Asset Impairment Evaluation

       Under GAAP, real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired.  As noted above, the cost of buildings and improvements includes interest, property taxes, insurance, and allocated development overhead incurred during the construction period.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments are capitalized and depreciated over their estimated useful lives.  Depreciation is computed on a straight-line basis over the estimated useful lives of 20-40 years for buildings and improvements and 5 years for furniture, fixtures and equipment.  As required by GAAP, we periodically evaluate our real estate assets to determine if there has been any impairment in their carrying value and record impairment losses if there are indicators of impairment and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts.  At December 31, 2001, we did not own any real estate assets that meet the impairment criteria.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

Results of Operations

Comparison of operating results for the year ended December 31, 2001 to the year ended December 31, 2000

       Our net income is generated primarily from the operation of our apartment communities. For purposes of evaluating comparative operating performance, we categorize our operating communities based on the period each community reaches stabilized occupancy. A community is considered to have achieved stabilized occupancy on the earlier to occur of (1) attainment of 93% physical occupancy or (2) one year after completion of construction. The operating performance for all of our apartment communities combined for the years ended December 31, 2001 and 2000 is summarized as follows:

	Years Ended December 31,
	2001	2000	$ Change	% Change
Rental and other property revenues:
Same store communities (a)
Communities stabilized during 2001, but not 2000 (b)
Development and lease-up communities (c)
Renovation communities (d)
Acquired communities (e)
Sold communities (f)
Total property revenues	$195,331 - 7,759 10,365 12,002 9,221 $234,678	$189,895 - 990 10,412 914 27,578 $229,789	$ 5,436 - 6,769 (47) 11,088 (18,357) $ 4,889	2.9% -% 683.7% (0.5%) 1,213.1% (66.6%) 2.1%

Property operating and maintenance expenses
(exclusive of depreciation and amortization):
Same store communities (a)
Communities stabilized during 2001, but not 2000 (b)
Development and lease-up communities (c)
Renovation communities (d)
Acquired communities (e)
Sold communities (f)
   Total specified expenses

	$65,260 - 1,453 3,452 3,827 3,766 $77,758	$62,123 - 77 3,229 323 9,692 $75,444	$3,137 - 1,376 223 3,504 (5,926) $ 2,314	5.0% -% 1,787.0% 6.9% 1,084.8% (61.1%) 3.1%
Revenues in excess of specified expenses	$156,920	$154,345	$2,575	1.7%
Revenues in excess of specified expenses as a percentage of total property revenues	66.9%	67.2%	-	(0.3%)
(a) Communities that were owned and stabilized throughout both 2001 and 2000 ("same store").
(b) Communities that were stabilized during all of  2001, but not 2000.
(c) Communities in the development and/or lease-up phase that were not fully stabilized during all or any of 2001.
(d) Communities that were in renovation subsequent to January 1, 2000.
(e) Communities that were acquired subsequent to January 1, 2000.
(f) Communities that were sold subsequent to January 1, 2000.

       Total property revenues increased $4,889, or 2.1%, from $229,789 to $234,678 due primarily to an increase in the number of apartment homes resulting from the development and acquisition of additional communities and an increase in rental rates on communities stabilized throughout both periods ("same store").  This increase is offset by the sale of one apartment community during the second quarter of 2001, two apartment communities in the fourth quarter of 2001 and seven apartment communities in the second half of 2000.   Following is additional data regarding the increases in total property revenues for three of the six community categories presented in the preceding table:

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

Same store communities:

Market	Number of Communities	Number of Apartment Homes	Percent of Total	Occupancy During 2001	Change in Occupancy	Change in Revenues	Percent Change in Revenues
Houston Atlanta So. Florida Austin Dallas Other Total	18 16 14 6 7 4 65	5,522 4,527 4,017 1,517 1,423 1,243 18,249	30.3% 24.8% 22.0% 8.3% 7.8% 6.8% 100.0%	95.2% 93.6% 95.0% 93.5% 96.2% 92.4% 94.6%	(0.3%) (1.5%) (0.1%) (3.5%) 1.3% (0.7%) (0.8%)	$2,007 383 1,831 280 841 (315) $5,027	(a)	3.8% 0.9% 4.3% 1.4% 4.9% (2.9%) 2.7%

(a) This table excludes The Commons at Little Lake Bryan, a community comprising 280 apartment homes that is leased to a single user group pursuant to a triple net master lease. Revenues for this community increased $409, or 17.3%, in 2001 compared to 2000, and occupancy was 100% for both years.  This increase in revenues is the result of an amendment to the master lease agreement which extended the term of the lease by five years to December 2007.

Development and lease-up communities:

Market	Number of Communities	Number of Apartment Homes	Percent of Total	Occupancy During 2001	Change in Revenues
Orlando Houston Atlanta Dallas Total	(a)	2 1 1 1 5	763 296 183 177 1,419	53.7% 20.9% 12.9% 12.5% 100.0%	61.4% 4.3% 14.1% 62.0% 55.6%	$ 4,505 65 33 2,166 $6,769
(a) One of these communities is leased to a single user group pursuant to a triple net master lease.

Renovation communities:

Market	Number of Communities	Number of Apartment Homes	Percent of Total	Occupancy During 2001	Change in Revenues
Atlanta So. Florida Total	2 1 3	836 180 1,016	82.3% 17.7% 100.0%	93.5% 90.3% 93.0%	$(27) (20) $(47)

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

       Property management revenues increased $1,041, or 20.1%, from $5,172 to $6,213 due primarily to the May 2001 acquisition of the D.C. Management Co.,  in addition to increased joint venture activity for which we serve as the property manager.

       Development revenues, net decreased $2,190, or 76.0%, from $2,883 to $693 due primarily to a portion of our third-party projects nearing completion, coupled with fewer new project starts in 2001.  In addition, a  $425 reduction in the estimated net development revenues from the GRAP JV was recorded in  2001.

       Equity in income of joint ventures decreased $157, or 39.3%, from $399 to $242 due primarily to the March 2001 acquisition of the membership interests of our venture partner in two stabilized communities in the GRAP JV and the August 2001 acquisition of our venture partner's 75% interest in Gables Metropolitan Uptown, a stabilized community.  This decrease is also impacted by increased property taxes at certain of the communities and the suspension of lease-up activities at Gables State Thomas Ravello.

       Our share of the operating results for the apartment communities in which we have a joint venture interest for 2001 and 2000 is as follows:

	Stabilized	Development & Lease-up	Sales	Total 2001	Total 2000
Gables' share of joint venture results:	(a)	(b)	(c)

Rental and other revenues
Property operating and maintenance expenses
(exclusive of depreciation and amortization)
   Revenues in excess of specified expenses
Interest expense and credit enhancement fees
Amortization of deferred costs
Other
   Funds from operations
Real estate asset depreciation
   Equity in income of joint ventures

Number of operating communities
Number of units in operating communities
Average percent occupied during the period

	$4,069 (1,642) 2,427 (1,046) (38) 15 1,358 (1,035) $ 323 7 2,502 93%	$1,137 (456) 681 (276) (22) - 383 (375) $ 8 4 1,116 41%	$1,106 (504) 602 (386) (12) 5 209 (298) $(89) 4 1,140 74%	$6,312 (2,602) 3,710 (1,708) (72) 20 1,950 (1,708) $ 242 15 4,758 76%	$5,690 (2,068) 3,622 (1,759) (70) 66 1,859 (1,460) $ 399 10 3,134 67%

(a) Communities that were owned and fully stabilized throughout 2001.
(b) Communities in the development and/or lease-up phase that were not fully stabilized during all or any of 2001.
(c) Communities that were sold subsequent to January 1, 2001.

      Interest income decreased $282, or 27.4%, from $1,029 to $747 due primarily to a decrease in interest rates.

       Other revenues decreased $214, or 7.6%, from $2,821 to $2,607 due primarily to a gain on sale of cable equipment to a cable service provider in 2000, which is offset in part due to income earned during 2001 related to certain non-routine items.

       Property operating and maintenance expense (exclusive of depreciation and amortization) increased $2,314, or 3.1%, from $75,444 to $77,758 due to the increase in the number of apartment homes resulting from the development and acquisition of additional communities, as well as increased payroll, property taxes, insurance, utilities and maintenance costs at our same store communities.  This increase is offset in part by the sale of one apartment community during the second quarter of 2001, two apartment communities during the fourth quarter of  2001 and seven apartment communities in the second half of 2000.

       Real estate asset depreciation and amortization increased $3,776, or 8.6%, from $43,829 to $47,605 due primarily to the impact of the development and acquisition of additional communities and capital improvements made to existing operating communities, offset by the sale of one apartment community during the second quarter of 2001, two apartment communities during the fourth quarter of 2001 and seven apartment communities in the second half of 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

       Property management expense for owned communities and third-party properties on a combined basis increased $1,130, or 11.3%, from $10,007 to $11,137 due primarily to the May 2001 acquisition of the D.C. Management Co.  We allocate property management expenses to both owned communities and third-party properties based on the proportionate share of total apartment homes and units managed.

       Interest expense and credit enhancement fees decreased $849, or 1.9%, from $45,539 to $44,690 due primarily to a decrease in interest rates and a decrease in outstanding indebtedness associated with the sale of one apartment community in the second quarter of 2001, two apartment communities during the fourth quarter of 2001 and seven apartment communities in the second half of 2000.  This decrease is offset in part by an increase in operating debt associated with the development and acquisition of additional communities.

       Amortization of deferred financing costs increased $143, or 16.0%, from $895 to $1,038 due primarily to increased financing costs associated with the issuance of $150 million of senior unsecured notes in February 2001.

       General and administrative expense increased $55, or 0.8%, from $7,154 to $7,209 due primarily to an increase in (1) internal acquisition costs associated with the acquisition of operating apartment communities and the D.C. Management Co., (2) long-term compensation expense and (3) inflationary increases in expenses.  Such increases were offset in part by a decrease in abandoned real estate pursuit costs and marketing and branding campaign costs.

       Unusual items of $8,847 in 2001 are comprised of (1) a $5,006 charge associated with the write-off of building components at Gables State Thomas Ravello that will be replaced in connection with a remediation program, (2) $2,200 of severance charges associated with organizational changes adopted in the fourth quarter of 2001, (3) $920 in reserves associated with certain technology investments and (4) $721 of abandoned real estate pursuit costs as a result of recent events which have impacted the U.S. economy.

       Corporate asset depreciation and amortization increased $149, or 22.2%, from $671 to $820 due primarily to an increase in amortization resulting from the management contracts acquired in connection with the May 2001 acquisition of the D.C. Management Co.

       Gain on sale of real estate assets of $37,330 in 2001 is comprised of (1) $34,110 related to the 2001 sales of an apartment community in Atlanta comprising 386 apartment homes, an apartment community in Houston comprising 776 apartment homes and an apartment community in Dallas comprising 536 apartment homes, (2)  $934 associated with the 2001 sale of 2.5 acres of land in Atlanta, (3) $1,590 associated with the 2001 contribution of land and development rights into the GRAP JV Two and (4) recognition of $696 of deferred gain associated with a land sale in 2000.

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

Years Ended December 31,
	2000	1999	$ Change	% Change
Rental and other property revenues:
Same store communities (a)
Communities stabilized during 2000, but not 1999 (b)
Development and lease-up communities (c)
Acquired communities (d)
Sold communities (e)
Total property revenues	$199,124 13,750 991 914 15,010 $229,789	$193,019 12,590 - - 28,201 $233,810	$6,105 1,160 991 914 (13,191) $(4,021)	3.2% 9.2% -% -% (46.8%) (1.7%)
Property operating and maintenance expenses
(exclusive of real estate depreciation and amortization)
Same store communities (a)
Communities stabilized during 2000, but not 1999 (b)
Development and lease-up communities (c)
Acquired communities (d)
Sold communities (e)
Total specified expenses	$65,460 4,462 77 323 5,122 $75,444	$64,370 3,844 - - 10,475 $78,689	$1,090 618 77 323 (5,353) $(3,245)	1.7% 16.1% -% -% (51.1%) (4.1%)
Revenues in excess of specified expenses Revenues in excess of specified expenses as a percentage of total property revenues	$154,345 67.2%	$155,121 66.3%	$ (776) -	(0.5%) 0.9%
(a)  Communities that were owned and stabilized throughout both 2000 and 1999 ("same store").
(b)  Communities that were stabilized during all of 2000, but not 1999.
(c)  Communities in the development and/or lease-up phase that were not fully stabilized during all or any of 2000.
(d)  Communities that were acquired subsequent to January 1, 1999.
(e) Communities that were sold subsequent to January 1, 1999.

       Total property revenues decreased $4,021, or 1.7%, from $233,810 to $229,789 due primarily to the sale of seven apartment communities during the second half of 2000 and six apartment communities during the second half of 1999.  This decrease is offset in part by an increase in rental rates on communities stabilized throughout both periods ("same store") and an increase in the number of apartment homes resulting from the development of additional communities, as well as the acquisition of an apartment community in Austin.  Following is additional data regarding the increases in total property revenues for three of the five community categories presented in the preceding table:

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

Same store communities:

Market	Number of Communities	Number of Apartment Homes	Percent of Total	Occupancy During 2000	Change in Occupancy	Change in Revenues	Percent Change in Revenues
Houston Atlanta So. Florida Dallas Austin Other Total	18 18 14 8 6 3 67	6,046 5,378 3,948 1,959 1,517 1,012 19,860	30.4% 27.1% 19.9% 9.9% 7.6% 5.1% 100.0%	95.6% 95.0% 95.2% 95.0% 97.0% 94.5% 95.4%	1.4% -% (0.9%) 1.6% 3.7% 1.8% 0.8%	$424 1,915 992 345 2,140 277 $6,093	(a)	0.8% 3.8% 2.5% 1.7% 11.7% 3.8% 3.2%

(a) This table excludes The Commons at Little Lake Bryan, a community comprising 280 apartment homes that is leased to a single user group pursuant to a triple net master lease. Revenues for this community increased  $12, or 0.5%, in 2000 compared to 1999, and occupancy was 100% for both years.

Communities stabilized during 2000, but not 1999:

Market	Number of Communities	Number of Apartment Homes	Percent of Total	Occupancy During 2000	Change in Revenues
Atlanta Houston So. Florida Orlando Total	1 1 1 1 4	386 256 249 231 1,122	34.4% 22.8% 22.2% 20.6% 100.0%	95.9% 94.8% 94.1% 89.9% 93.7%	$ 368 213 134 445 $1,160

Development and lease-up communities:

Market	Number of Communities	Number of Apartment Homes	Percent of Total	Occupancy During 2000	Change in Revenues
Orlando (a) Dallas Total	2 1 3	763 177 940	81.2% 18.8% 100.0%	17.2% 8.9% 14.9%	$850 141 $991
(a) One of these communities is leased to a single user group pursuant to a triple net master lease.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

       Interest income increased $355, or 52.7%, from $674 to $1,029 due primarily to an increase in interest-bearing cash deposits associated with escrowed sales proceeds.

       Other revenues increased $69, or 2.5%, from $2,752 to $2,821 due primarily to a gain on sale of cable equipment to a cable service provider in 2000 offset by income earned during 1999 related to certain non-routine items.

       Property operating and maintenance expense (exclusive of depreciation and amortization) decreased $3,245, or 4.1%, from $78,689 to $75,444 due primarily to the sale of seven apartment communities during the second half of 2000 and six apartment communities during the second half of 1999.  This decrease is offset by a $1,090, or 1.7%, increase in property operating and maintenance expense for same store communities.  The same store increase represents payroll costs, maintenance and property taxes offset by reduced marketing costs.

       Real estate asset depreciation and amortization decreased $1,709, or 3.8%, from $45,538 to $43,829 due primarily to the sale of seven apartment communities during the second half of 2000 and six apartment communities during the second half of 1999.
       Property management expense for owned communities and third-party properties on a combined basis increased $1,114, or 12.5%, from $8,893 to $10,007 due primarily to (1) increased staffing and equipment support costs related to our strategic initiatives for enhanced management information systems, (2) increased staffing costs related to regional maintenance and other positions added to enhance the support infrastructure necessary to provide our residents with high quality service and (3)  inflationary increases in expenses. We allocate property management expenses to both owned communities and third-party properties based on the proportionate share of total apartment homes and units managed.

       Interest expense and credit enhancement fees increased $1,280, or 2.9%, from $44,259 to $45,539 due to higher interest rates and an increase in operating debt associated with the development of additional communities, as well as the acquisition of an apartment community in Austin.  This increase has been offset in part by the sale of apartment communities in 2000 and 1999, the proceeds of which were partially used to reduce outstanding indebtedness.

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

       Unusual items of $2,800 in 1999 relate to severance charges associated with organizational changes adopted in 1999.

       Gain on sale of real estate assets of $29,467 in 2000 relates to the sale of an apartment community located in Dallas comprising 126 apartment homes, an apartment community located in Houston comprising 228 apartment homes, two apartment communities located in San Antonio comprising 544 apartment homes, two apartment communities located in Nashville comprising 618 apartment homes, one apartment community located in Memphis comprising 500 apartment homes and a parcel of land adjacent to an existing apartment community located in Atlanta.

       Gain on sale of real estate assets of $8,864 in 1999 relates to the sale of three apartment communities located in Atlanta comprising 676 apartment homes, two apartment communities located in Memphis comprising 490 apartment homes, one apartment community located in Houston comprising 412 apartment homes and an outparcel of land from an existing development community located in Dallas.

Liquidity and Capital Resources
       We had $103,784 of net cash provided by operating activities for the year ended December 31, 2001, compared to $106,062 for the year ended December 31, 2000.  The related decrease of $2,278 was due to (1) a change in other assets between periods of $8,267 and (2) a change in restricted cash between periods of $1,519.  Such decreases were offset in part by (1) a change in other liabilities between periods of $6,660 and (2) an increase of $848 in income (a) before certain non-cash or non-operating items, including depreciation, amortization, equity in income of joint ventures, gain on sale of real estate assets, long-term compensation expense and unusual items and (b) after operating distributions received from joint ventures.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

       We had $126,638 of net cash used in investing activities for the year ended December 31, 2001, compared to $18,694 of net cash provided by investing activities for the year ended December 31, 2000.  During the year ended December 31, 2001, we expended $215.6 million related to acquisition and  development activities,  $11.8 million related to recurring, non-revenue enhancing capital expenditures for operating apartment communities, $10.9 million related to non-recurring, renovation/revenue enhancing capital expenditures, $4.2 million related to our investment in joint ventures, and $4.2 million related to other investments, including the D.C. Management Co., management information systems and technology.  During the year ended December 31, 2001, we received cash of (1) $18.5 million in connection with our contribution of interests in certain land and development rights to the GRAP JV Two and (2) $93.6 million in connection with the sale of three apartment communities, as well as the sale of a parcel of land adjacent to one of our development communities.  In addition, during the year ended December 31, 2001, $7.9 million of the $8.5 million in sales proceeds held in escrow at December 31, 2000 was released to fund development activities.  During the year ended December 31, 2000, we expended $90.4 million related to acquisition and development activities,  $10.9 million related to recurring, non-revenue enhancing capital expenditures for operating apartment communities, $9.6 million related to non-recurring, renovation/revenue enhancing capital expenditures, $3.0 million related to our investment in joint ventures and $0.9 million related to technology investments.  During the year ended December 31, 2000, we received cash of $142.0 million in connection with the sale of six apartment communities.  We deposited $30.2 million of the cash received in connection with the sale of these apartment communities into an escrow account to fund development and acquisition activities facilitated through a like-kind exchange transaction, of which $0.6 million and $8.5 million remained in escrow at December 31, 2001 and 2000, respectively.

       We had $22,833 of net cash provided by financing activities for the year ended December 31, 2001, compared to $128,467 of net cash used in financing activities for the year ended December 31, 2000. During the year ended December 31, 2001, we had net borrowings of  $94.9 million and proceeds from the exercise of share options of $15.1 million. These net borrowings and share option proceeds were offset by payments for distributions totaling $84.6 million, and payments of deferred financing costs and principal escrow deposits totaling $2.6 million. During the year ended December 31, 2000, we had payments for distributions totaling $80.4 million and payments for treasury share purchases and Unit redemptions in connection with the Trust's common equity repurchase program totaling $47.3 million, net repayment of borrowings of $3.7 million and payments of deferred financing costs and principal escrow deposits totaling $1.8 million.  These payments were offset in part by proceeds from the exercise of share options of $4.7 million.

          As of December 31, 2001, we had total indebtedness of $877,231, cash and cash equivalents of $4,231, and principal escrow deposits reflected in restricted cash of $4,087. Our indebtedness has an average of 4.1 years to maturity at December 31, 2001. The aggregate maturities of notes payable at December 31, 2001 are as follows:

2002 2003 2004 2005 2006 2007 and thereafter Total	$86,072 47,892 212,460 119,831 206,241 204,735 $877,231

       The maturities in 2002 include $83.3 million of unsecured notes that mature in December 2002.  The indebtedness outstanding under each of our credit facilities is reflected in the preceding table using the May 2004 maturity date of our $225 million credit facility.   We have an option to extend the maturity date of our $225 million credit facility to May 2005, which is exercisable in May 2002.

       Distributions through the fourth quarter of 2001 have been paid from cash provided by operating activities. We anticipate that distributions will continue to be paid on a quarterly basis from cash provided by operating activities.

      We have met and expect to continue to meet our short-term liquidity requirements, generally through net cash provided by operations. Our net cash provided by operations has been adequate, and we believe that it will continue to be adequate, to meet both operating requirements and payment of dividends in accordance with REIT requirements. The

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

budgeted expenditures for improvements and renovations to our communities, in addition to monthly principal amortization payments, are also expected to be funded from net cash provided by operations. We anticipate that construction and development activities, as well as land purchases, will be initially funded primarily through borrowings under our credit facilities described below.

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

$225 Million Credit Facility

       We have a $225 million unsecured revolving credit facility provided by a consortium of banks. The facility currently has a maturity date of May 2004 with a one-year extension option. Borrowings under the facility currently bear interest at our option of LIBOR plus 0.85% or prime minus 0.25%. Such scheduled interest rates may be adjusted up or down based on changes in our senior unsecured credit ratings. We may also enter into competitive bid loans with participating banks for up to $112.5 million at rates below the scheduled rates. In addition, we pay an annual facility fee currently equal to 0.20% of the $225 million commitment. Availability under the facility, which is based on the value of our unencumbered real estate assets as compared to the amount of our unsecured indebtedness, was $219 million at December 31, 2001.   As of December 31, 2001, we had $80.0 million in borrowings outstanding under the facility and, therefore, had $139 million of remaining capacity on the $219 million available.

$75 Million Borrowing Facility

        We have a $75 million unsecured borrowing facility with a bank that matures in April 2002.  The interest rate and maturity date related to each draw on this facility is agreed to by both parties prior to each draw.  We expect the facility to be renewed for an additional one-year term at maturity.   At December 31, 2001, we had $52.2 million in borrowings outstanding under this facility.

$25 Million Credit Facility

       We have a $25 million unsecured revolving credit facility with a bank that currently bears interest at LIBOR plus 0.85%. The facility currently has a maturity date of October 2002 with unlimited one-year extension options. We had $0.7 million in borrowings outstanding under this facility at December 31, 2001.

Restrictive Covenants

       Certain of our debt agreements contain customary representations, covenants and events of default, including covenants which restrict our ability to make distributions in excess of stated amounts, which in turn restricts the Trust's discretion to declare and pay dividends. In general, during any fiscal year, we may only distribute up to 95% of our consolidated income available for distribution (as defined in the related agreement), exclusive of distributions of capital gains for such year. The applicable debt agreements contain exceptions to these limitations to allow us to make any distributions necessary to allow the Trust to maintain its status as a REIT. We do not anticipate that this provision will adversely effect our ability to make distributions or the Trust's ability to declare dividends, under its current dividend policy.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

Certain Factors Affecting Future Operating Results

       This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "expect," "anticipate," "intend," "estimate," "assume" and other similar expressions, which are predictions of or indicate future events and trends and which do not relate solely to historical matters, identify forward-looking statements. These statements include, among other things, statements regarding our intent, belief or expectations with respect to the following: (1) the declaration or payment of distributions, (2) potential developments or acquisitions or dispositions of properties, assets or other entities, (3) our policies regarding investments, indebtedness, acquisitions, dispositions, financings, conflicts of interest and other matters, (4) the Trust's qualification as a REIT under the Internal Revenue Code, (5) the real estate markets in which we operate, (6) in general, the availability of debt and equity financing, interest rates and general economic conditions and (7) trends affecting our financial condition or results of operations.

       Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, the following: (1) we may abandon or fail to secure development opportunities, (2) construction costs of a community may exceed original estimates, (3) construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs and reduced rental revenues, (4) occupancy rates and market rents may be adversely affected by local economic and market conditions that are beyond our control, (5) financing may not be available or may not be available on favorable terms, (6) our cash flow may be insufficient to meet required payments of principal and interest and (7) existing indebtedness may mature in an unfavorable credit environment, preventing such indebtedness from being refinanced or, if financed, causing such refinancing to occur on terms that are not as favorable as the terms of existing indebtedness. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

Supplemental Discussion - Funds From Operations and Adjusted Funds From Operations

       We consider funds from operations ("FFO") to be a useful performance measure of the operating performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund distributions and capital expenditures. We believe that in order to facilitate a clear understanding of our operating results, FFO should be examined in conjunction with net income as presented in the financial statements and data included elsewhere in this report. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"). Effective January 1, 2000, NAREIT amended its definition of FFO to include in FFO all non-recurring items, except those defined as extraordinary items under GAAP and gains and losses from sales of depreciable operating property. We are using the amended definition of FFO in reporting our results for all periods on or after January 1, 2000. In addition, we have restated FFO reported for prior periods. FFO as defined by NAREIT represents net income (loss) determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of depreciable operating property, plus certain non-cash items such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, our FFO is comparable to the FFO of real estate companies that use the amended NAREIT definition. Adjusted funds from operations ("AFFO") is defined as FFO less recurring, non-revenue enhancing capital expenditures. FFO and AFFO should not be considered alternatives to net income as indicators of our operating performance or as alternatives to cash flows as measures of liquidity. FFO does not measure whether cash flow is sufficient to fund all of our cash needs, including principal amortization, capital expenditures and distributions to unitholders. Additionally, FFO does not represent cash flows from operating, investing or financing activities as defined by GAAP. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of our cash needs and cash flows. A reconciliation of FFO and AFFO follows:
	Years Ended December 31,
	2001	2000
Net income available to common unitholders
Gain on sale of previously depreciated operating real estate assets
Real estate asset depreciation and amortization:
   Wholly-owned real estate assets
   Joint venture real estate assets
Total real estate asset depreciation and amortization	$ 69,323 (34,110) 47,605 1,708 49,313	$73,938 (28,622) 43,829 1,460 45,289
Funds from operations - basic and diluted	$84,526	$90,605
Recurring, non-revenue enhancing capital expenditures: Carpet and flooring Appliances Other additions and improvements Total capital expenditures	$5,966 671 5,160 11,797	$5,677 547 4,686 10,910
Adjusted funds from operations - basic and diluted	$72,729	$79,695
Average Units outstanding - basic	30,153	30,365
Average Units outstanding - diluted	30,314	30,439

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Our capital structure includes the use of variable-rate and fixed-rate indebtedness. As such, we are exposed to the impact of changes in interest rates. We periodically seek input from third-party consultants regarding market interest rate and credit risk in order to evaluate our interest rate exposure. In certain situations, we may utilize derivative financial instruments in the form of rate caps, rate swaps or rate locks to hedge interest rate exposure by modifying the interest rate characteristics of related balance sheet instruments and prospective financing transactions. We do not utilize such instruments for trading or speculative purposes.  We did not have any derivative instruments in place at December 31, 2001 or 2000.

       We typically refinance maturing debt instruments at then-existing market interest rates and terms which may be more or less than the interest rates and terms on the maturing debt.

       The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates and should be read in conjunction with the accompanying consolidated financial statements and notes thereto. For debt obligations, the table presents principal cash flows and related weighted average interest rates in effect at December 31, 2001 by expected maturity dates.   The indebtedness outstanding under each of our credit facilities is reflected in the table using the May 2004 maturity date of our $225 million credit facility.  The weighted average interest rates presented in this table are inclusive of credit enhancement fees. There have been no substantial changes in our market risk profile from the preceding year and the assumptions are consistent with prior year assumptions.

Expected Year of Maturity

	2002	2003	2004	2005	2006	2007 and Thereafter	2001 Total	2001 Fair Value	2000 Total
Debt:
Conventional fixed rate Average interest rate	$85,882 8.28%	$ 2,757 7.79%	$ 21,151 7.22%	$109,516 6.83%	$180,256 7.29%	$104,500 8.13%	$504,062 7.53%	$476,928 5.78%	$372,290 7.61%
Tax-exempt fixed rate Average interest rate	$ 190 7.63%	$ 205 7.63%	$ 58,405 6.26%	$ 230 7.63%	$ 245 7.63%	$ 10,035 7.63%	$ 69,310 6.47%	$ 66,898 4.56%	$ 80,290 6.38%
Tax-exempt variable rate Average interest rate	- -	$44,930 2.55%	- -	$ 10,085 2.45%	$ 25,740 2.50%	$ 90,200 2.43%	$170,955 2.47%	$170,955 2.47%	$160,155 5.70%
Credit facilities Average interest rate	- -	- -	$132,904 2.94%	- -	- -	- -	$132,904 2.94%	$132,904 2.94%	$108,617 7.29%
Variable-rate loans Average interest rate	- -	- -	- -	- -	- -	- -	- -	- -	$ 44,575 7.46%
Total debt Average interest rate	$86,072 8.28%	$47,892 2.87%	$212,460 4.28%	$119,831 6.46%	$206,241 6.69%	$204,735 5.60%	$877,231 5.77%	$847,685 4.57%	$765,927 7.03%

       The estimated fair value of our debt at December 31, 2001 is based on a discounted cash flow analysis using current borrowing rates for debt with similar terms and remaining maturities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary data are listed under Item 14(a) and filed as part of this report on the pages indicated.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
       Not applicable.

PART III

           Gables GP, the sole general partner of the Registrant, is a wholly-owned subsidiary of Gables Residential Trust (the "Trust").  The members of the board of directors of Gables GP are the same as the members of the board of trustees of the Trust.  The "executive officers" of Gables GP are the same as the "executive officers" of the Trust.   Other than the Trust, which beneficially owns 80.6% of the Registrant's outstanding common Units as of March 15, 2002, no person beneficially owns more than 5% of the Registrant's outstanding common Units.  All applicable information required by this Part III with respect to the Registrant will be included in the Trust's Proxy Statement to be filed in connection with its 2002 Annual Meeting of Shareholders.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning the Directors and Executive Officers of the Registrant required by Item 10 shall be included in the Trust's Proxy Statement to be filed relating to the 2002 Annual Meeting of its Shareholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The information concerning Executive Compensation required by Item 11 shall be included in the Trust's Proxy Statement to be filed relating to the 2002 Annual Meeting of its Shareholders and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
        The information concerning Security Ownership of Certain Beneficial Owners and Management required by Item 12 shall be included in the Trust's Proxy Statement  to be filed relating to the 2002 Annual Meeting of its Shareholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
        The information concerning Certain Relationships and Related Transactions required by Item 13 shall be included in the Trust's Proxy Statement to be filed relating to the 2002 Annual Meeting of its Shareholders and is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE AND REPORTS ON FORM 8-K
14(a)(1) and (2)  Financial Statements and Schedule

The financial statements and schedule listed below are filed as part of this annual report on the pages indicated.

Report of Independent Public Accountants
Consolidated Balance Sheets as of December 31, 2001 and December 31, 2000
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999
Consolidated Statements of Partners' Capital for the years ended December 31, 2001, 2000 and 1999
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999
Notes to Consolidated Financial Statements
Schedule III - Real Estate Investments and Accumulated Depreciation as of December 31, 2001	45 46 47 48 49 50 67

14(a)(3)    Exhibits

       Certain of the exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Registrant, referred to herein as the Operating Partnership (File No. 0-22683), or the Trust (File No. 1-12590) and are incorporated herein by reference to the filing in the corresponding numbered footnote.

Exhibit No.	Description
3.1 3.2 3.3 3.4 3.5 3.6 3.7 4.1 4.2 4.3 4.4 4.5 10.1 10.2 10.3 10.4 10.5 10.6 21.1 23.1 99.1	* * *	--- --- --- --- --- --- --- --- --- --- --- --- --- --- --- --- --- --- --- ---	Fourth Amended and Restated Agreement of Limited Partnership of the Operating Partnership (1)
Amended and Restated Declaration of Trust of the Trust (2)
Articles of Amendment to the Trust's Amended and Restated Declaration of Trust (3)
Articles Supplementary to the Trust's Amended and Restated Declaration of Trust creating the 8.30% Series A Cumulative Redeemable Preferred Shares (4)
Articles Supplementary to the Trust's Amended and Restated Declaration of Trust creating the 5.00% Series Z Cumulative Redeemable Preferred Shares (3)
Articles Supplementary to the Trust's Amended and Restated Declaration of Trust creating the 8.625% Series B Cumulative Redeemable Preferred Shares (1)
Second Amended and Restated Bylaws of the Trust (5)
Indenture, dated March 23, 1998, between the Operating Partnership and First Union National Bank(6)
Supplemental Indenture No. 1, dated March 23, 1998, between the Operating Partnership and First Union  National Bank (6)
The Operating Partnership 6.80% Senior Note due 2005 (6)
Supplemental Indenture No. 4, dated February 22, 2001, between the Operating Partnership and First Union National Bank (7)
The Operating Partnership 7.25% Senior Notes due 2006 (7)
Unsecured Note No. 1 for $86,346,000 dated August 13, 1997 between the Operating Partnership, Gables-Tennessee Properties and Teachers Insurance and Annuity Association of America (8)
Unsecured Note No. 2 for $29,681,000 dated August 13, 1997 between the Operating Partnership, Gables-Tennessee Properties and Teachers Insurance and Annuity Association of America (8)
Second Amended and Restated $225,000,000 Revolving Credit Facility, dated as of August 14, 2000, by and among Gables Realty Limited Partnership and Gables-Tennessee Properties, LLC (as the Borrowers) and Wachovia Bank, N.A., First Union National Bank, The Chase Manhattan Bank, AmSouth Bank, PNC Bank, National Association, SouthTrust Bank, and Bank of America, N.A. (collectively, as lenders) and Wachovia Bank, N.A. (as agent) (9)
Third Amended and Restated $225,000,000 Revolving Credit Facility, dated May 14, 2001, by and among Gables Realty Limited Partnership and Gables-Tennessee Properties, LLC (as the Borrowers) and Wachovia Bank, N.A., First Union National Bank, The Chase Manhattan Bank, AmSouth Bank, PNC Bank, National Association, SouthTrust Bank, and Bank of America, N.A. (collectively, as Lenders) and Wachovia Bank, N.A. (as agent) (10)
Contribution Agreement with an effective date of March 16, 1998 between the Trust, the Operating Partnership and specified representatives of Trammell Crow Residential executed in connection with Gables' April 1, 1998 acquisition of the real estate assets and operations of South Florida (11)
Amendment No. 1 to Contribution Agreement dated April 1, 1998 (12)
Schedule of Subsidiaries of the Operating Partnership
Consent of Arthur Andersen LLP
Letter to Securities and Exchange Commission regarding representations received from Arthur Andersen LLP
__________________

* Filed herewith

(1) (2) (3) (4) (5) (6) (7) (8) (9) (10) (11) (12)	The Trust's Current Report on Form 8-K dated November 12, 1998 (File No. 1-12590).
The Trust's Registration Statement on Form S-11, as amended (File No. 33-70570).
The Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-12590).
The Trust's Current Report on Form 8-K dated July 24, 1997 (File No. 1-12590).
The Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-12590).
The Operating Partnership's Current Report on Form 8-K dated March 23, 1998 (File No. 0-22683).
The Operating Partnership's Current Report on Form 8-K dated February 22, 2001 (File No.0- 22683).
The Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 1-12590).
The Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-12590).
The Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-12590).
The Trust's Current Report on Form 8-K dated March 16, 1998 (File No. 1-12590).
The Trust's Current Report on Form 8-K dated April 1, 1998, as amended (File No. 1-12590).

The Registrant's Proxy Statement is to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001 (the end of the fiscal year covered by this Annual Report on Form 10-K).

14(b)     Reports on Form 8-K

None

14(c)    Exhibits

See Item 14(a)(3) above

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

March 15, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Gables GP, Inc., as general partner of Gables Realty Limited Partnership, and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Chris D. Wheeler
Chris D. Wheeler

/s/ Marvin R. Banks, Jr.
Marvin R. Banks, Jr.

/s/ Dawn H. Severt
Dawn H. Severt

/s/ Marcus E. Bromley
Marcus E. Bromley

/s/ C. Jordan Clark
C. Jordan Clark

/s/ Lauralee E. Martin
Lauralee E. Martin

/s/ John W. McIntyre
John W. McIntyre

/s/ Mike E. Miles
Mike E. Miles

/s/ James D. Motta
James D. Motta

Chairman of the Board of Directors, President and
Chief Executive Officer
(Principal Executive Officer)

Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Director

Director

Director

Director

Director

Director

March 15, 2002 March 15, 2002 March 15, 2002 March 15, 2002 March 15, 2002 March 15, 2002 March 15, 2002 March 15, 2002 March 15, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Gables Realty Limited Partnership:

      We have audited the accompanying consolidated balance sheets of Gables Realty Limited Partnership and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the management of Gables Realty Limited Partnership. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gables Realty Limited Partnership and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

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

/s/ Arthur Andersen  LLP

Atlanta, Georgia
March 8, 2002

GABLES REALTY LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (Amounts in Thousands, Except Per Unit Data)
December 31, 2001	December 31, 2000

ASSETS:
Real estate assets:
   Land
   Buildings
   Furniture, fixtures and equipment
   Construction in progress
   Investment in joint ventures
   Undeveloped land
     Real estate assets before accumulated depreciation
   Less: accumulated depreciation
     Net real estate assets

Cash and cash equivalents
Restricted cash
Deferred financing costs, net of accumulated amortization of
 $5,450 and $4,341 at December 31, 2001 and 2000, respectively
Other assets, net
   Total assets

$248,955 1,204,680 109,324 158,340 20,898 14,678 1,756,875 (230,118) 1,526,757 4,231 12,013 4,351 41,854 $1,589,206	$ 209,470 1,106,900 93,578 122,947 24,626 30,323 1,587,844 (195,706) 1,392,138 4,252 17,902 3,981 34,747 $1,453,020

LIABILITIES AND PARTNERS' CAPITAL
Notes payable
Accrued interest payable
Preferred distributions payable
Real estate taxes payable
Accounts payable and accrued expenses - construction
Accounts payable and accrued expenses - operating
Security deposits
   Total liabilities

Limited partners' common capital interest (6,090 and 6,663 common Units), at redemption value
Preferred partners' capital interest (180 Series Z preferred Units), at $25.00 liquidation preference

Commitments and contingencies

Partners' capital:
   General partner (305 and 298 common Units)
   Limited partner (24,059 and 22,828 common Units)
   Preferred partners (4,600 Series A Preferred Units and 2,000
     Series B Preferred Units), at $25.00 liquidation preference
   Total partners' capital
     Total liabilities, partners' capital interest and partners' capital

$877,231 8,384 1,412 17,065 9,082 16,914 4,834 934,922 180,467 4,500 4,766 299,551 165,000 469,317 $1,589,206	$ 765,927 5,140 1,187 15,650 10,082 11,825 4,312 814,122 185,362 4,500 4,567 279,469 165,000 449,036 $1,453,020

The accompanying notes are an integral part of these consolidated balance sheets.

GABLES REALTY LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF OPERATIONS (Amounts in Thousands, Except Per Unit Data)
Years ended December 31,
	2001	2000	1999

Revenues:
Rental revenues
Other property revenues
     Total property revenues

Property management revenues
Development revenues, net
Equity in income of joint ventures
Interest income
Other
     Total other revenues

     Total revenues

	$222,040 12,638 234,678 6,213 693 242 747 2,607 10,502 245,180	$217,384 12,405 229,789 5,172 2,883 399 1,029 2,821 12,304 242,093	$221,689 12,121 233,810 4,954 2,929 478 674 2,752 11,787 245,597

Expenses:
Property operating and maintenance
     (exclusive of items shown separately below)
Real estate asset depreciation and amortization
Property management - owned
Property management - third party
Interest expense and credit enhancement fees
Amortization of deferred financing costs
General and administrative
Corporate asset depreciation and amortization
Unusual items
     Total expenses

	77,758 47,605 5,957 5,180 44,690 1,038 7,209 820 8,847 199,104	75,444 43,829 5,968 4,039 45,539 895 7,154 671 - 183,539	78,689 45,538 5,312 3,581 44,259 919 5,796 535 2,800 187,429
Gain on sale of real estate assets	37,330	29,467	8,864
Net income Distributions to preferred unitholders Net income available to common unitholders	83,406 (14,083) $69,323	88,021 (14,083) $73,938	67,032 (14,083) $52,949
Weighted average number of common Units outstanding - basic Weighted average number of common Units outstanding - diluted	30,153 30,314	30,365 30,439	32,277 32,796
Per Common Unit Information: Net income - basic Net income - diluted	$2.30 $2.29	$2.43 $2.43	$1.64 $1.64
The accompanying notes are an integral part of these consolidated statements.

GABLES REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
 (Amounts in Thousands, Except Per Unit Data)

	General Partner	Limited Partner	Preferred Partners	Total Partners' Capital	Limited Partners' Common Capital Interest	Preferred Partners' Capital Interest
Balance, December 31, 1998	$5,725	$385,685	$165,000	$556,410	$157,663	$4,500
Contributions from the Trust related to:
   Proceeds from the exercise of share options
   Proceeds from Share Builder Plan
   Issuance of shares for trustee compensation
   Issuance of share grants, net of forfeitures
     and deferred compensation
Contributions related to property acquisitions
Redemption of Units from the Trust for treasury
   share purchases
Redemption of Units for cash
Net income available to common unitholders
Distributions declared and paid ($2.08 per Unit)
Adjustments to reflect limited partners' redeemable
capital at redemption value at balance sheet date	12 77 1 17 9 (501) (59) 529 (669) 13	1,220 7,573 71 1,667 (9) (49,557) 59 42,072 (53,126) 13,195	- - - - - - - - - -	1,232 7,650 72 1,684 - (50,058) - 42,601 (53,795) 13,208	- - - - 919 - (5,877) 10,348 (13,088) (13,208)	- - - - - - - - - -
Balance, December 31, 1999	5,154	348,850	165,000	519,004	136,757	4,500
Contributions from the Trust related to:
   Proceeds from the exercise of share options
   Issuance of shares for trustee compensation
   Issuance of share grants, net of forfeitures
     and deferred compensation
Contributions related to property acquisitions
Redemption of Units from the Trust for treasury
   share purchases
Redemption of Units for cash
Net income available to common unitholders
Distributions declared and paid ($2.20 per Unit)
Adjustments to reflect limited partners' redeemable
capital at redemption value at balance sheet date	47 1 22 104 (452) (9) 739 (665) (374)	4,652 57 2,208 (104) (44,773) 9 56,840 (51,244) (37,026)	- - - - - - - - -	4,699 58 2,230 - (45,225) - 57,579 (51,909) (37,400)	- - - 10,373 - (888) 16,359 (14,639) 37,400	- - - - - - - - -
Balance, December 31, 2000	4,567	279,469	165,000	449,036	185,362	4,500
Contributions from the Trust related to:
   Proceeds from the exercise of share options
   Issuance of shares for trustee compensation
   Issuance of share grants, net of forfeitures
     and deferred compensation
Conversion of redeemable Units to common shares
Net income available to common unitholders
Distributions declared and paid ($2.34 per Unit)
Adjustments to reflect limited partners' redeemable
capital at redemption value at balance sheet date	151 1 16 163 693 (707) (118)	14,993 87 1,550 16,159 54,381 (55,447) (11,641)	- - - - - - -	15,144 88 1,566 16,322 55,074 (56,154) (11,759)	- - - (16,322) 14,249 (14,581) 11,759	- - - - - - -
Balance, December 31, 2001	$4,766	$299,551	$165,000	$469,317	$180,467	$4,500
The accompanying notes are an integral part of these consolidated statements.

GABLES REALTY LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in Thousands, Except Per Unit Data)

Years Ended December 31,
	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization
     Equity in income of joint ventures
     Gain on sale of real estate assets
     Long-term compensation expense
     Amortization of discount on long-term liability
     Non-cash or non-operating unusual items
     Operating distributions received from joint ventures
     Change in operating assets and liabilities:
        Restricted cash
        Other assets
        Other liabilities, net
            Net cash provided by operating activities

	$83,406 49,463 (242) (37,330) 1,331 - 8,627 1,703 (1,292) (7,474) 5,592 103,784	$88,021 45,395 (399) (29,467) 1,128 - - 1,432 227 793 (1,068) 106,062	$67,032 46,992 (478) (8,864) 825 686 1,574 349 (157) (5,370) 2,440 105,029

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition and construction of real estate assets
Restricted cash released from (held in) escrow, net
Net proceeds from sale of real estate assets
Investment in joint ventures
Proceeds from contribution of real estate assets to joint venture
Other
          Net cash (used in)  provided by investing activities

	(238,265) 7,909 93,634 (4,248) 18,519 (4,187) (126,638)	(110,852) (8,526) 141,952 (3,007) - (873) 18,694	(74,171) - 96,712 (6,734) 65,121 - 80,928

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from the Trust related to:
   Proceeds from the exercise of share options
   Share Builder Plan contributions
Treasury share purchases and Unit redemptions
Payments of deferred financing costs
Notes payable proceeds
Notes payable repayments
Principal escrow deposits
Preferred distributions paid
Common distributions paid ($2.34, $2.20 and $2.08 per Unit, resp.)
       Net cash provided by (used in) financing activities

Net change in cash and cash equivalents
Cash and cash equivalents, beginning of year
Cash and cash equivalents, end of year

	15,144 - - (1,906) 338,707 (243,791) (728) (13,858) (70,735) 22,833 (21) 4,252 $4,231	4,699 - (47,281) (1,065) 146,825 (150,507) (732) (13,858) (66,548) (128,467) (3,711) 7,963 $4,252	1,232 7,650 (54,767) (422) 44,802 (102,105) (697) (13,858) (66,883) (185,048) 909 7,054 $7,963
Supplemental disclosure of cash flow information: Cash paid for interest Interest capitalized Cash paid for interest, net of amounts capitalized	$48,421 8,844 $ 39,577	$ 53,334 8,858 $ 44,476	$ 50,257 7,725 $ 42,532
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

       We are a fully integrated real estate company engaged in the multifamily apartment community management, development, construction, acquisition and disposition businesses.  We also provide related brokerage and corporate rental housing services. Substantially all of our third-party management businesses are conducted through a wholly-owned subsidiary, Gables Residential Services.

       As of December 31, 2001, the Trust was an 80.0% economic owner of our common equity.  The Trust controls us through Gables GP, Inc. ("Gables GP"), a wholly-owned subsidiary of the Trust and our sole general partner.  This structure is commonly referred to as an umbrella partnership REIT or "UPREIT."  The board of directors of Gables GP, the members of which are the same as the members of the Trust's board of trustees, manages our affairs by directing the affairs of Gables GP.  The Trust's limited partnership and indirect general partnership interests in us entitle it to share in our cash distributions, and in our profits and losses in proportion to its ownership interest therein and entitles the Trust to vote on all matters requiring a vote of the limited partners.  Generally, our other limited partners are persons who contributed their direct or indirect interests in certain of our properties primarily in connection with the IPO and the 1998 acquisition of the real estate assets and operations of Trammell Crow Residential South Florida ("South Florida").   We are obligated to redeem each common unit of limited partnership interest ("Units") held by a person other than the Trust at the request of the holder for an amount equal to the fair market value of a share of the the Trust's common shares at the time of such redemption, provided that the Trust, at its option, may elect to acquire each Unit presented for redemption for one common share or cash.  Such limited partners' redemption rights are reflected in "limited partners' capital interest" in our accompanying consolidated balance sheets at the cash redemption amount at the balance sheet date. The Trust's percentage ownership interest in us will increase with each redemption.  In addition, whenever the Trust issues common shares or preferred shares, it is obligated to contribute any net proceeds to us and we are obligated to issue an equivalent number of common or preferred Units, as applicable, to the Trust.

       Distributions to holders of Units are made to enable distributions to be made to the Trust's shareholders under its dividend policy.  The Trust must currently distribute 90% of its ordinary taxable income to its shareholders.  We make distributions to the Trust to enable it to satisfy this requirement.

       As of December 31, 2001, we managed a total of 156 multifamily apartment communities comprising 44,453 apartment homes for assets owned by us and our third-party clients.  At December 31, 2001, we owned 75 stabilized multifamily apartment communities comprising 21,085 apartment homes, an indirect 25% interest in one stabilized apartment community comprising 345 apartment homes, an indirect 20% interest in four stabilized apartment communities comprising 1,359 apartment homes, and an indirect 8.3% interest in three stabilized apartment communities comprising 1,118 apartment homes.  We also owned seven multifamily apartment communities under development or in lease-up at December 31, 2001 that are expected to comprise 1,586 apartment homes upon completion and an indirect 20% interest in five apartment communities under development or in lease-up at December 31, 2001 that are expected to comprise 1,367 apartment homes upon completion.  In addition, as of December 31, 2001, we owned parcels of land on which we intend to develop two apartment communities that we currently expect will comprise an estimated 761 apartment homes.  We also have rights to acquire additional parcels of land on which we believe we could develop communities.  Any future development is subject to permits and other governmental approvals, as well as our ongoing business review, and may not be undertaken or completed.

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

Preferred Share Offerings

      On July 24, 1997, the Trust issued 4,600 shares of 8.30% Series A Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share). The net proceeds from this offering of $111.0 million were used to reduce outstanding indebtedness under interim financing vehicles. The Series A Preferred Shares may be redeemed at $25.00 per share plus accrued and unpaid dividends on or after July 24, 2002. The Series A Preferred Shares have no stated maturity, sinking fund or mandatory redemption, and are not convertible into any other securities of the Trust.

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

Issuances of Common Operating Partnership Units

      Since the IPO, we have issued a total of 4,421 Units in connection with the 1998 acquisition of the real estate assets and operations of South Florida, the acquisition of other operating apartment communities and the acquisition of a parcel of land for future development. The 4,421 Units issued include 470 Units valued at $10.4 million that were issued on January 1, 2000, related to a deferred portion of the South Florida acquisition purchase price.

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

Common Equity Repurchase Program

       We have a common equity repurchase program pursuant to which the Trust is authorized to purchase up to $150 million of its outstanding common shares or Units.  The Trust has repurchased shares from time to time in open market and privately negotiated transactions, depending on market prices and other conditions, using proceeds from sales of selected assets.  Whenever the Trust repurchases common shares from shareholders, we are required to redeem from the Trust an equivalent number of Units on the same terms and for the same aggregate price.  After redemption, the Units redeemed by us are no longer deemed outstanding.  Units have also been repurchased for cash upon their presentation for redemption by unitholders.  As of December 31, 2001, we had redeemed 4,267 Units, for a total of $102,048, including 3,980 Units redeemed by the Trust.

Shelf Registration Statement

      We have an effective shelf registration statement on file with the Securities and Exchange Commission providing $500 million of equity capacity and $300 million of debt capacity. We believe it is prudent to maintain shelf registration capacity in order to facilitate future capital-raising activities. To date, there have been no issuances under this shelf registration statement other than the issuance of $150 million of senior unsecured notes in February 2001.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Unit Data)

3. PORTFOLIO AND OTHER FINANCING ACTIVITY

Community and Land Dispositions

       During 2001, we sold an apartment community located in Atlanta comprising 386 apartment homes, an apartment community located in Houston comprising 776 apartment homes, an apartment community located in Dallas comprising 536 apartment homes and a 2.5 acre parcel of land adjacent to one of our development communities located in Atlanta.  The net proceeds from these sales totaled $93.6 million, $9 million of which was deposited into an escrow account and used  to fund acquisition activities.  The balance of the net proceeds was used to repay a $16 million note assumed in connection with our September 2001 acquisition of the Gables State Thomas Ravello community and to paydown outstanding borrowings under interim financing vehicles.  The total gain from these sales was $35.0 million, all of which was recognized in 2001.  In addition, we recognized $0.7 million of deferred gain associated with a parcel of land we sold in 2000 during the year ended December 31, 2001.

       During 2001, we contributed our interest in certain land and development rights to the Gables Residential Apartment Portfolio JV Two (the "GRAP JV Two") in return for (1) cash of $18.5 million and (2) capital account credit of $4.6 million (see Note 5).  The $2.8 million of gain we will record associated with this contribution is being recognized when earned using the percentage of completion method since we serve as the developer and general contractor for the joint venture.  We recognized $1.6 million of this gain during the year ended December 31, 2001.

       During 2000, we sold an apartment community located in Dallas comprising 126 apartment homes, an apartment community located in Houston comprising 228 apartment homes, two apartment communities located in San Antonio comprising 544 apartment homes and a parcel of land adjacent to an existing apartment community located in Atlanta.  In addition, on December 28, 2000, we sold substantially all of our interests in three apartment communities located in Nashville and Memphis, comprising 1,118 apartment homes, to the CMS Tennessee Multifamily JV (see Note 5).  The net proceeds from these sales totaled $142.0 million, $30.2 million of which was deposited into an escrow account and used to fund development and acquisition activities. The balance of the net proceeds was used to (1) repay an $18.6 million note that encumbered one of the assets sold, (2) paydown outstanding borrowings under interim financing vehicles and (3) purchase common shares and Units under the Trust's common equity repurchase program.  The total gain recognized from these sales in 2000 was $29.5 million.  Gain of $0.8 million associated with the land sale was deferred at December 31, 2000 and is being recognized when earned using the percentage of completion method because we serve as the general contractor for the construction of an apartment community on the parcel of land sold.

       During 1999, we sold three apartment communities located in Atlanta comprising 676 apartment homes, two apartment communities located in Memphis comprising 490 apartment homes, an apartment community located in Houston comprising 412 apartment homes and an outparcel of land from an existing development community located in Dallas. The net proceeds from these sales totaled $96.7 million and were used to paydown outstanding borrowings under interim financing vehicles and purchase common shares and Units under the Trust's common equity repurchase program. The total gain from these sales was $8.9 million.

       During 1999, we contributed our interest in certain land and development rights to the Gables Residential Apartment Portfolio JV (the "GRAP JV") in return for (1) cash of $65.1 million and (2) capital account credit of $16.4 million.  There was no gain or loss associated with this contribution.

Community Acquisitions

       On September 28, 2001, we acquired the 80% membership interest of our venture partner in the GRAP JV in the Gables State Thomas Ravello apartment community located in Dallas comprising 290 apartment homes.  In consideration for such community, we paid $12 million in cash and assumed a $16 million secured variable-rate note.  This consideration was based on a valuation of the asset of $31 million and is net of our $3 million share of the venture distribution.  We recorded a $5 million charge to unusual items in 2001 associated with the write-off of building components that will be replaced in connection with a remediation program to address water infiltration issues plaguing the asset.

       On August 28, 2001, we acquired an apartment community located in Washington, D.C. comprising 82 apartment homes for approximately $25 million.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Unit Data)

       On August 1, 2001, we acquired the 75% interest of our venture partner in the Gables Metropolitan Uptown apartment community located in Houston comprising 318 apartment homes.  The asset was valued at approximately $27 million.

       On March 30, 2001, we acquired the 80% membership interests of our venture partner in the GRAP JV in the Gables Palma Vista and Gables San Michelle II apartment communities located in South Florida comprising 532 apartment homes for $66 million. This cash consideration was based on a valuation of the assets of $75 million and is net of our $9 million share of the venture distribution.

       During the third quarter of 2000, we acquired an apartment community located in Austin comprising 160 apartment homes. In consideration for such community, we paid $6 million in cash and assumed a $14 million secured fixed-rate note.

Other Acquisition

       In May 2001, we acquired a property management company based in Washington, D.C. that manages approximately 3,600 units in 24 multifamily apartment communities located in Washington, D.C. and the surrounding area (the "D.C. Management Co.").  The total investment is approximately $1.6 million and is structured to be paid in three installments based on results of the acquired business operations.

Senior Unsecured Note Issuance

       In February 2001, we issued $150 million of senior unsecured notes which bear interest at 7.25%, were priced to yield 7.29% and mature in February 2006.  The net proceeds of $148.5 million were used to reduce borrowings under our unsecured credit facilities and repay our $40 million term loan, which had a November 2001 maturity date.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

       We are a fully integrated real estate company engaged in the multifamily apartment community management, development, construction, acquisition and disposition businesses. We also provide related brokerage and corporate rental housing services. Our operating performance relies predominantly on net operating income from the multifamily apartment communities we own, which are located in major markets in Texas, Georgia, Florida, Washington, D.C. and Tennessee.

Basis of Presentation

        The accompanying consolidated financial statements represent the consolidated accounts of Gables Realty Limited Partnership and its subsidiaries, including Gables Residential Services. We consolidate the financial statements of all entities in which we have a controlling financial interest, as that term is defined under United States generally accepted accounting principles ("GAAP"), through either majority voting interest or contractual agreements.   Our investments in non-majority owned and/or non-controlled joint ventures are accounted for using the equity method.  Information regarding these unconsolidated joint ventures is included in Note 5.  All significant intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications

        Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform to the 2001 presentation.

Use of Estimates

       The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Unit Data)

Real Estate Assets and Depreciation

      Real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. The cost of buildings and improvements includes interest, property taxes, insurance and allocated development overhead incurred during the construction period. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments are capitalized and depreciated over their useful lives. Depreciation is computed on a straight-line basis over the estimated useful lives of 20-40 years for buildings and improvements and 5 years for furniture, fixtures and equipment. We periodically evaluate our real estate assets to determine if there has been any impairment in the carrying value of the assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. At December 31, 2001, we did not own any real estate assets that meet the impairment criteria of SFAS No. 121.

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

      Development and construction services: We provide development and construction services for properties in which we do not own a controlling interest. Income is recognized when earned using the percentage of completion method.

Cash and Cash Equivalents

      For purposes of the statements of cash flows, all investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Restricted Cash

      Restricted cash is primarily comprised of residential security deposits, tax escrow funds, repairs and maintenance reserve funds and principal escrow bond funds. In certain situations, we have deposited sales proceeds into escrow accounts to fund development and acquisition activities.   At December 31, 2001 and 2000, we had $0.6 million and $8.5 million, respectively, of such escrowed sales proceeds included in restricted cash in the accompanying balance sheets.

Deferred Financing Costs and Amortization

      Deferred financing costs include fees and costs incurred to obtain financing and are capitalized and amortized over the terms of the related notes payable.

Interest Rate Protection Agreements

      In the ordinary course of business, we are exposed to interest rate risks. We periodically seek input from third party consultants regarding market interest rate and credit risk in order to evaluate our interest rate exposure. In certain situations, we may utilize derivative financial instruments in the form of rate caps, rate swaps or rate locks to hedge interest rate exposure by modifying the interest rate characteristics of related balance sheet instruments and prospective financing transactions. We do not utilize such instruments for trading or speculative purposes. Derivatives used as hedges must be effective at reducing the risk associated with the exposure being hedged; correlate in nominal amount, rate, and term with the balance sheet instrument being hedged and be designated as a hedge at the inception of the derivative contract.

      Lump sum payments made or received at the inception or settlement of derivative instruments designated as hedges are capitalized and amortized as an adjustment to interest expense over the life of the associated balance sheet instrument. Monthly amounts paid or received under rate cap and rate swap hedge agreements are recognized as adjustments to interest expense as incurred. In the event that circumstances arise that indicate that an existing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Unit Data)

derivative instrument no longer meets the hedge criteria described above, the derivative is marked to market in the statements of operations.

 Property Management Expenses

      We manage owned properties as well as properties owned by third parties for which we provide services for a fee. Property management expenses have been allocated between owned and third-party properties in the accompanying statements of operations based on the proportionate number of owned and third-party apartment homes managed by us during the applicable periods.

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

Recent Accounting Pronouncements

       In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued, establishing accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statements of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137, was effective for us beginning January 1, 2001. The impact of SFAS No. 133 on our financial statements will depend on the extent, type and effectiveness of our hedging activities. SFAS No. 133 could increase volatility in net income and other comprehensive income. We had no derivative instruments in place at December 31, 2001 or for the year then ended.

        In June 2001, SFAS No. 141, "Business Combinations," (effective for us July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets," (effective for us January 1, 2002) were issued.  SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions.  SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing.  We believe that the adoption of SFAS No. 141 and SFAS No. 142 will not have a significant impact on our financial statements.

       In  August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations," (effective for us January 1, 2003) was issued.   SFAS No. 143 requires that entities recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made.   We believe that the adoption of SFAS No. 143 will not have a significant impact on our financial statements.

       In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (effective for us January 1, 2002) was issued.  SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of.  The statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and among other factors, establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered as held for sale.  We currently believe that the implementation of  SFAS No. 144 will require operating results of real estate assets sold to be included in discontinued operations in the statements of operations.  We believe that the impairment provisions of SFAS No. 144 are similar to SFAS No. 121 and that the adoption thereof will not have a significant impact on our financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Unit Data)

5.   INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

  Our interests in the following unconsolidated joint ventures are accounted for using the equity method of accounting:

	Ownership Interest as of December 31,
Joint Venture	2001	2000
Arbors of Harbortown JV ("Harbortown JV")	25.00%	25.00%
Gables Residential Apartment Portfolio JV ("GRAP JV")	20.00%	20.00%
Gables Residential Apartment Portfolio JV Two ("GRAP JV Two")	20.00%	--
CMS Tennessee Multifamily JV ("CMS JV")	8.26%	9.00%
Metropolitan Apartments JV	--	25.00%

  Condensed financial information of the unconsolidated joint ventures is as follows:

Balance Sheet Summary:	December 31, 2001					December 31, 2000
	Harbor- town	GRAP	GRAP Two	CMS	Total	Total
Real estate assets Less: accumulated depreciation Net real estate assets Other assets Total assets	$15,895 (4,272) 11,623 2,956 $14,579	$141,696 (9,763) 131,933 3,059 $134,992	$63,022 (114) 62,908 892 $63,800	$63,270 (2,541) 60,729 3,120 $63,849	$283,883 (16,690) 267,193 10,027 $277,220	$337,535 (13,815) 323,720 10,422 $334,142
Mortgage debt Other liabilities Partners' capital Total liabilities and partners' capital	$16,350 444 (2,215) $14,579	$71,275 2,005 61,712 $134,992	$18,062 6,935 38,803 $63,800	$52,100 1,739 10,010 $63,849	$157,787 11,123 108,310 $277,220	$198,042 7,616 128,484 $334,142
Gables' share of mortgage debt	$4,088	$14,255	$3,612	$4,303	$26,258	$35,620
Gables' investment in JV	$ 523	$13,136	$7,337	$ (98)	$20,898	$24,626
	Years Ended December 31,
Income Statement Summary:	2001	2000	1999
Revenues Property operating and maintenance expense Interest expense Depreciation and amortization expense Other expense Total expenses	$35,732 14,832 10,709 10,556 900 36,997	$27,137 9,866 8,337 7,372 103 25,678	$9,991 3,582 2,610 1,854 41 8,087
Net income (loss) before gain on sale Gain on sale of real estate assets Net income Gables' equity in income of JV	(1,265) 12,170 $10,905 $242	1,459 - $1,459 $399	1,904 - $1,904 $478

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Unit Data)

Arbors of Harbortown JV

       The Arbors of Harbortown JV was formed in May 1990 to develop, own and operate the Arbors of Harbortown community located in Memphis comprising 345 apartment homes.  We have a 25% ownership interest in this venture.    The Arbors of Harbortown apartment community is secured by a $16.4 million tax-exempt bond obligation which bears interest at a variable low-floater rate.  The credit enhancement for the bond obligation is provided by our venture partner and expires in May 2006.  The maturity date of the underlying bond issue is April 2013.  The bond obligation is recourse to us up to $1.0 million. The recourse amount is fully cash-collateralized and held by the venture.

Gables Residential Apartment Portfolio JV

       The Gables Residential Apartment Portfolio JV was formed in March 1999 to develop, own and operate eight multifamily apartment communities comprising 2,471 apartment homes located in four of our markets.  Since inception, our economic ownership interest in the venture has been 20%.  During 1999, we contributed our interest in the land and development rights associated with these eight communities to the venture in return for (1) cash of $65.1 million and (2) capital account credit of $16.4 million.    We serve as the managing member of the venture and have responsibility for all day-to-day operating matters.  We also serve as the property manager, developer and general contractor for construction activities.  The $238 million capital budget for the development of the eight communities was funded with 50% equity and 50% debt.  The equity component was funded 80% by our venture partner and 20% by us.  Our portion of the equity was funded through contributions of cash and property.  As of December 31, 2001, we had funded our total equity commitment of $23.8 million to the joint venture.

      On March 30, 2001, we acquired the membership interests of our venture partner in two of the stabilized communities comprising 532 apartment homes.  In April 2001, development and lease-up activities at Gables State Thomas Ravello comprising 290 apartment homes were suspended due to water infiltration issues, and all residents were subsequently relocated.  On September 28, 2001, we acquired the membership interest of our venture partner in this community.   At December 31, 2001, construction was complete with respect to the remaining five owned communities and all but one of the completed communities had reached a stabilized occupancy level.

      Each of the five communities owned by the venture is secured by a construction loan.  The construction loans have an initial maturity of March 25, 2002, with two one-year extension options.  We expect the construction loans to be extended for a one-year period prior to maturity.   As of December 31, 2001, there was an aggregate $71.3 million of indebtedness outstanding under these construction loans which currently bears interest at spreads over LIBOR ranging from 1.45% to 1.65%.

Gables Residential Apartment Portfolio JV Two

       The Gables Residential Apartment Portfolio JV Two was formed in March 2001 to develop, own and operate four multifamily apartment communities comprising 1,077 apartment homes, located in three of our markets.  Since inception, our economic ownership interest in the venture has been 20%.  During 2001, we contributed our interest in the land and development rights associated with these four communities in return for (1) cash of $18.5 million and (2) capital account credit of $4.6 million.

       We serve as the managing member of the venture and have responsibility for all day-to-day operating matters.  We also serve as the property manager, developer and general contractor for construction activities.  The capital budget for the development of the four communities is $109 million which is expected to be funded with equity of $47 million and debt of $62 million.  The equity component is being funded 80% by our venture partner and 20% by us.  Our portion of the equity will be funded through contributions of cash and property.  As of December 31, 2001, we had funded $7.7 million of our budgeted $9.4 million equity commitment to the joint venture.

      Three of the four development communities owned by the venture is secured by a construction loan.  We expect to close on the construction loan for the fourth development community in the second quarter of 2002.  The construction loans have an initial maturity of April 1, 2004, with two one-year extension options.  As of December 31, 2001, there was an aggregate $18.1 million of indebtedness outstanding under these construction loans which currently bears interest at a spread over LIBOR of 1.60%.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Unit Data)

CMS Tennessee Multifamily JV

      In December 2000, we sold substantially all of our interests in three apartment communities located in Nashville and Memphis, comprising 1,118 apartment homes, to the CMS Tennessee Multifamily JV which was created to own and operate these apartment communities.  At inception, we had a 1% general partner interest and an 8% limited partner interest in this venture.  Our venture partner contributed additional capital to the venture in 2001 which diluted our limited partner interest to 7.26%.  Our initial capital investment in the joint venture of $1.0 million has been substantially offset by $1.0 million in deferred gain associated with our minority interest ownership in the underlying assets sold.  Each of the three apartment communities owned by the venture is secured by a conventional fixed-rate loan with a maturity of January 2011.  As of December 31, 2001, there was an aggregate $52.1 million of indebtedness outstanding under these loans which bears interest at a rate of 7.22%.

Metropolitan Apartments JV

       The Metropolitan Apartments JV was formed in December 1993 to develop, own and operate the Gables Metropolitan Uptown community located in Houston comprising 318 apartment homes.  We held a 25% ownership interest in this venture through July 31, 2001.  On August 1, 2001, we acquired the 75% interest of our venture partner in the Gables Metropolitan Uptown community.

Related-Party Transactions and Relevant Accounting Policies

       Management fees for services provided to these unconsolidated joint ventures totaled $1,204, $886 and $347 for the years ended December 31, 2001, 2000 and 1999, respectively.  We provide development and construction services to the GRAP JV and GRAP JV Two in return for development and construction fees.  We calculate our net development profit associated with these services based on the fees contractually owed  us by the venture and the amount of internal overhead associated with the provision of such services that will be charged against those fees.  We then recognize into income 80% of the net development profit when earned using the percentage of completion method.  The remaining 20% is deferred and classified as a reduction to our investment in joint venture account.  As general contractor, we are responsible for funding any construction cost overruns.  As general contractor and venture partner, we are entitled to an incentive fee on any construction cost savings.  During 1999, we had accrued $425 in incentive fees from the GRAP JV that were reversed in 2001 as a result of the cost overruns associated with the water infiltration issues at Gables State Thomas Ravello.  We recognized net development revenues into income of $(132), $699 and $2,495 for the years ended December 31, 2001, 2000 and 1999, respectively.

       We generated a gain of $3.5 million associated with our contribution of land and development rights to the GRAP JV Two.  We will recognize 80% or $2.8 million of the gain into income when earned using the percentage of completion method.  The $0.7 million in deferred gain has been classified as a reduction to our investment in joint venture account.  During the year ended December 31, 2001, we recognized $1.6 million of the $2.8 million gain.  We generated a gain of $10.9 million associated with the sale of our real estate asset interests to the CMS JV.  We recognized 91% or $9.9 million of the gain into income on the December 2000 sale date.  The $1.0 million in deferred gain has been classified as a reduction to our investment in joint venture account.  There was no gain or loss associated with the contribution of land and development rights to the GRAP JV.

       We record our share of income from unconsolidated joint ventures based on our economic ownership interest therein, after making any necessary adjustments to conform to our accounting policies. The gain on sale of real estate assets at the joint venture level of $12,170 in 2001 pertains entirely to sales from the venture to us.  We eliminated our share of the gain on sale in consolidation and, as a result, our equity in income of joint ventures of $242 in 2001 excludes our share of the gain.

       Our investment in joint ventures is based on the fair value of our cash and real estate asset contributions thereto and includes capitalized interest on our investment account during the construction period of the underlying real estate assets.  Deferrals of any development and construction fees and gains, as applicable, associated with our minority ownership interest in the joint ventures are classified as a reduction to our investment in joint ventures.

       The initial basis in the real estate assets we acquired from our joint ventures is equal to the purchase price paid to the venture or venture partner, as applicable, after elimination of our share of any underlying gain.  In addition, other outside basis differences associated with capitalized interest and the 20% development and construction fee deferrals are included in real estate assets.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Unit Data)

6.  NOTES PAYABLE

Notes payable consist of the following:

December 31,
2001	2000
Unsecured senior notes
Tax-exempt variable-rate notes payable
Secured conventional fixed-rate notes payable
Unsecured variable-rate credit facilities
Unsecured conventional fixed-rate notes payable
Tax-exempt fixed-rate notes payable
Unsecured variable-rate term loan
Secured variable-rate loan
         Total notes payable
$250,000 170,955 139,143 132,904 114,919 69,310 - - $877,231	$115,000 160,155 141,100 108,617 116,190 80,290 40,000 4,575 $765,927

Unsecured Senior Notes

      In March 1998, we issued $100,000 of senior unsecured notes which bear interest at 6.80%, were priced to yield 6.84%, and mature in March 2005. In October 1998, we issued (1) $50,000 of senior unsecured notes which bore interest at 6.55%, were priced to yield 6.59%, and matured in October 2000 and (2) $15,000 of senior unsecured notes which bore interest at 6.60%, were priced at par, and matured in October 2001. We repaid the $50,000 and $15,000 notes at maturity.  In February 2001, we issued $150,000 of senior unsecured notes which bear interest at 7.25%, were priced to yield 7.29% and mature in February 2006.

Tax-Exempt Variable-Rate Notes Payable Totaling $44,930

      At December 31, 2001 and 2000, the variable-rate mortgage notes payable securing tax-exempt bonds totaling $44,930 were comprised of four loans, each of which is collateralized by an apartment community included in real estate assets. These bonds bear interest at variable rates of interest, adjusted weekly based upon a negotiated rate. The interest rates in effect at December 31, 2001 and 2000 were 1.6% and 4.9%, respectively.  Effective interest rates were 2.7%, 4.2% and 3.3% for the years ended December 31, 2001, 2000 and 1999, respectively. The bonds are currently enhanced by four letters of credit provided by a letter of credit facility entered into in October 1997. The fee for the letters of credit under this facility is 0.95% per annum. The letter of credit facility has an initial term of five years with unlimited one-year extension options. We have exercised the first of our one-year extension options resulting in a maturity date for the facility of October 2003. Three of the underlying bond issues mature in December 2007 and the fourth matures in August 2024.

 Tax-Exempt Variable-Rate Notes Payable Totaling $126,025 and $115,225, respectively

      On April 1, 1998, we assumed five variable-rate bond issues totaling $105,140 in connection with the South Florida acquisition. On August 15, 2000, we refunded a $10,085 bond issue that we assumed in connection with the South Florida acquisition from a fixed rate of 4.75% to a variable rate.   On April 1, 2001, we refunded a $10,800 bond issue that we assumed in connection with the South Florida acquisition from a fixed rate of 4.75% to a variable rate.  At December 31, 2001 and 2000, the interest rates on these variable-rate bonds ranged from 1.4% to 1.5% (weighted average of 1.5%) and 4.5% to 4.7% (weighted average of 4.6%), respectively.   Effective interest rates averaged 2.7%, 4.2% and 3.3% for the years ended December 31, 2001, 2000 and 1999, respectively.   These bond issues are enhanced by letters of credit provided by a letter of credit facility entered into on April 1, 1998 (the "South Florida Enhancement Facility"). The fee for the letters of credit is 1.0% per annum. The South Florida Enhancement Facility has an initial term of ten years with three five-year extension options and is collateralized by (1) each apartment community induced for tax-exempt financing for which a letter of credit is issued and outstanding and (2) two additional communities. The maturity dates of the underlying bond issues range from December 2005 to April 2036.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Unit Data)

Secured Conventional Fixed-Rate Notes Payable

      At December 31, 2001 and 2000, the fixed-rate notes payable were comprised of nine loans collateralized by 12 apartment communities included in real estate assets.  The interest rates on these notes payable range from 6.75% to 8.77% (weighted average of 7.71%) and the maturity dates range from February 2004 to December 2015.  Principal amortization payments are required for eight of the nine loans based on amortization schedules ranging from 25 to 30 years.

$225 Million Credit Facility

      We have a $225 million unsecured revolving credit facility that is provided by a consortium of banks. The facility currently has a maturity date of May 2004 with a one-year extension option. Borrowings under the facility currently bear interest at our option of LIBOR plus 0.85% or prime minus 0.25%. Such scheduled interest rates may be adjusted up or down based on changes in our senior unsecured credit ratings. We may also enter into competitive bid loans with participating banks for up to $112.5 million at rates below the scheduled rates. In addition, there is an annual facility fee currently equal to 0.20% of the $225 million commitment.  Availability under the facility,  which  is based on the value of our unencumbered real estate assets as compared to the amount of our unsecured indebtedness, was $219 million at December 31, 2001.  As of December 31, 2001, we had $80,000 in borrowings outstanding under the facility and, therefore, had $139,000 of remaining capacity on the $219 million commitment. As of December 31, 2000, we had $70,000 in borrowings outstanding under the facility.

$75 Million Borrowing Facility

      At December 31, 2000, we had a $50 million unsecured borrowing facility with a bank. In connection with the extension of the April 2001 maturity date to April 2002, the availability under the facility was increased to $75 million. The interest rate and maturity date related to each draw on this facility is agreed to by both parties prior to each draw. We expect the facility to be renewed for an additional one-year term at maturity. At December 31, 2001 and 2000, we had $52,192 and $38,194, respectively, in borrowings outstanding under this facility at an interest rate of 2.7% and 7.3%, respectively.

$25 Million Credit Facility

      We have a $25 million unsecured revolving credit facility with a bank that currently bears interest at LIBOR plus 0.85%.   The facility currently has a maturity date of October 2002 with unlimited one-year extension options.  We had $712 and $423 in borrowings outstanding under this facility at December 31, 2001 and 2000, respectively.

 Unsecured Conventional Fixed-Rate Notes Payable

      At December 31, 2001 and 2000, the unsecured fixed-rate notes payable totaling $114,919 and $116,190, respectively, were comprised of four loans. The interest rates on these notes payable range from 5.25% to 8.62% (weighted average of 8.32%) and the maturity dates range from December 2002 to November 2018. Principal amortization payments are required based on amortization schedules ranging from 20 to 30 years.

Tax-Exempt Fixed-Rate Notes Payable

       At December 31, 2001 and 2000, the tax-exempt fixed-rate indebtedness was comprised of three and four loans, respectively. One loan outstanding at December 31, 2001 and 2000 has a principal balance of $48,365 and is collateralized by three communities induced for tax-exempt financing and three additional communities. Principal amortization payments based on a 30-year amortization schedule are required on a monthly basis. These payments are retained in an escrow account and are not applied to reduce the outstanding principal balance of the loan. Principal payments through December 31, 2001 and 2000 are included in restricted cash in the accompanying balance sheets. The note payable bears interest at 6.38% and matures in August 2004. The three underlying tax-exempt bond issues mature in August 2024. The second loan, with an outstanding principal balance of $11,120 and $11,300 as of December 31, 2001 and 2000, respectively, represents a tax-exempt bond financing secured by one apartment community. The bond issue, which has a maturity of January 2025, was credit enhanced for an annual fee of 0.60% and bears interest at 7.03%. Monthly escrow payments are required each year based on the annual principal payment due to the bondholders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Unit Data)

       On April 1, 1998, we assumed three bond issues totaling $30,710 in connection with the South Florida acquisition. One of these bond issues for $10,085 was refunded on August 15, 2000 from a fixed rate of 4.75% to a variable rate. The second bond issue for $10,800 was refunded on April 1, 2001 from a fixed rate of 4.75% to a variable rate and is enhanced by a letter of credit provided by the South Florida Enhancement Facility previously described.  The third bond issue, which initially bore interest at 5.75%, was refunded in May 1999 to a fixed rate of 4.65% and is now enhanced by the South Florida Enhancement Facility. The maturity date of the remaining fixed-rate bond issue at December 31, 2001 is February 2004.   The bonds do not require principal amortization payments.

Unsecured Variable-Rate Term Loan

      At December 31, 2000, we had a $40,000 unsecured variable-rate term loan which bore interest at our option of LIBOR plus 0.80% or prime minus 0.25%. This loan was repaid in February 2001 with proceeds of the $150,000 senior unsecured note issuance.

Maturities

      The aggregate maturities of notes payable at December 31, 2001 are as follows:

2002 2003 2004 2005 2006 2007 and thereafter Total	$86,072 47,892 212,460 119,831 206,241 204,735 $877,231

      The indebtedness outstanding under each of our credit facilities is reflected in the preceding table using the May 2004 maturity date of our $225 million credit facility.  We have an option to extend the maturity date of our $225 million credit facility to May 2005, which is exercisable in May 2002.

Restrictive Covenants

      Certain of our debt agreements contain customary representations, covenants and events of default, including covenants which restrict our ability to make distributions in excess of stated amounts, which in turn restricts the Trust's discretion to declare and pay dividends. In general, during any fiscal year, we may only distribute up to 95% of our consolidated income available for distribution (as defined in the related agreement), exclusive of distributions of capital gains for such year. The applicable debt agreements contain exceptions to these limitations to allow us to make any distributions necessary to allow the Trust to maintain its status as a REIT. We do not anticipate that this provision will adversely effect our ability to make distributions or the Trust's ability to declare dividends, under its current dividend policy.

      The tax-exempt bonds contain certain covenants which require a certain percentage of the apartments in such communities be rented to individuals based upon income levels specified by U.S. government programs, as defined.

Pledged Assets

      The aggregate net book value at December 31, 2001 of real estate assets pledged as collateral for indebtedness was $485,188.

7. COMMITMENTS AND CONTINGENCIES

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

8.   DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      Disclosure about the estimated fair value of financial instruments is based on pertinent information available to us as of December 31, 2001 and 2000.   Such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and current estimates of fair value may differ significantly from the amounts presented herein.
Cash Equivalents

      We estimate that the fair value of cash equivalents approximates carrying value due to the relatively short maturity of these instruments.

Notes Payable

      Notes payable with an aggregate carrying value of $877,231 and $765,927 had an estimated fair value of $847,685 and $749,515 at December 31, 2001 and 2000, respectively.   The estimated fair value of our notes payable is based on a discounted cash flow analysis using current borrowing rates for notes payable with similar terms and remaining maturities.

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

	Years Ended December 31,
	2001	2000	1999
Basic and diluted income available to common unitholders (numerator): Net income - basic Amortization of discount on long-term liability settled in January 2000 Net income - diluted	$69,323 - $69,323	$73,938 - $73,938	$52,949 686 $53,635
Common Units (denominator):
Average Units outstanding - basic
Units issuable upon settlement of long-term liability in January 2000
Incremental Units from assumed conversions of:
   Share options
   Other
Average Units outstanding - diluted	30,153 - 155 6 30,314	30,365 - 70 4 30,439	32,277 470 41 8 32,796

      Options to purchase 1,130 and 1,557 shares were outstanding at December 31, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per Unit because the effect was anti-dilutive.  There were no anti-dilutive options outstanding at December 31, 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Unit Data)

10. SEGMENT REPORTING

      Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our senior management group.

      We own, operate and develop multifamily apartment communities in major markets located in Texas, Georgia, Florida, Washington, D.C.  and Tennessee.  Such apartment communities generate rental revenue and other income through the leasing of apartment homes to a diverse base of residents. We evaluate the performance of each of our apartment communities on an individual basis. However, because each of the apartment communities has similar economic characteristics, residents, and products and services, they have been aggregated into one reportable segment. This segment comprises 96%, 95% and 95% of our total revenues for the years ended December 31, 2001, 2000 and 1999, respectively.

       The primary financial measure for our reportable business segment is net operating income ("NOI"), which represents total property revenues less property operating and maintenance expenses (as reflected in the accompanying statements of operations). Accordingly, NOI excludes certain expenses included in the determination of net income.  Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. The NOI yield or return on total capitalized costs is an additional measure of financial performance. NOI from apartment communities totaled $156,920, $154,345 and $155,121 for the years ended December 31, 2001, 2000 and 1999, respectively. All other segment measurements are disclosed in our consolidated financial statements.

    We also provide management, brokerage, corporate apartment home and development and construction services to third parties. These operations, on an individual and aggregate basis, do not meet the quantitative thresholds for segment reporting per SFAS No. 131.

 11.   PROFIT SHARING PLAN

      Eligible employees may participate in a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code. Under the plan, employees may defer a portion of their salary on a pre-tax basis. We also have the discretion to make matching contributions, currently equal to 50% of an employee's first 4% salary deferral contribution. Expenses under this plan for the years ended December 31, 2001, 2000 and 1999 were not material.

      During January 1996, we added the Gables Residential Trust Stock Fund as an investment option for the plan. The fund is comprised of the Trust's' common shares. In connection with the addition of this fund to the plan, 100 common shares were registered for issuance under the plan. The plan trustee will purchase the Trust's common shares for the fund at the direction of the plan investment committee, either on the open market or directly from the Trust.

12.   DISTRIBUTIONS AND SHARE BUILDER PLAN

       We have declared and paid distributions to common unitholders for the years ended December 31, 2001, 2000 and 1999 as follows:

Year	Per Unit Distributions
2001 2000 1999	$2.340 2.195 2.080

      In January 1995, the Trust adopted a dividend reinvestment and share purchase program pursuant to which shareholders could elect to reinvest dividends in additional common shares at a 2% discount to the then current market price of common shares, and purchase additional common shares for cash (up to $20 per quarter) at 100% of the then current market price (the "Share Builder Plan").

      As of December 31, 1999, the Trust had issued all of the 500 shares registered for issuance under the Share Builder Plan. Given the Trust's capital market strategy to repurchase shares under its common equity repurchase program, the Trust resolved not to establish a new Share Builder Plan at that time. Accordingly, effective with the first quarter

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Unit Data)

dividend payable on March 31, 2000, shareholders no longer had a dividend reinvestment option available.

13. 1994 SHARE OPTION AND INCENTIVE PLAN AND OTHER SHARE GRANTS

      The Trust adopted the 1994 Share Option and Incentive Plan to provide incentives to officers, employees and non-employee trustees. The plan provides for the grant of options to purchase a specified number of common shares or the grant of restricted or unrestricted common shares. The total number of shares reserved for issuance under the plan, as amended, is the greater of 2,953 shares or 9% of the total number of outstanding common shares and Units. At December 31, 2001, the number of shares reserved for issuance was 2,953. The number of common shares which may be issued as restricted or unrestricted shares is equal to 50% of the number of shares available for issuance under the plan at such time.  The Operating Partnership will issue a Unit for each common share of the Trust under the plan.

      To date, options have been granted with an exercise price equal to the fair value of the Trust's' common shares on the dates the options were granted. The options granted are generally exercisable in installments over three years, beginning one year after the date of grant. At December 31, 2001, 1,196 common shares are subject to outstanding options granted to the Trust's officers, employees and trustees. These outstanding options have exercise prices ranging from $19.125 to $27.95 and a weighted average remaining contractual life of 6.3 years at December 31, 2001.

     A summary of the options activity for the years ended December 31, 2001, 2000 and 1999 is as follows:

	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year Granted Forfeited Exercised Outstanding at end of year Exercisable at end of year	1,794 13 (13) (598) 1,196 716	$25.52 27.95 26.02 25.34 $25.64 $25.14	2,051 20 (71) (206) 1,794 1,129	$25.29 24.50 26.45 22.77 $25.52 $25.10	2,022 210 (125) (56) 2,051 926	$25.39 23.88 26.08 21.96 $25.29 $24.06

      We account for share options issued under the plan in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized since all options have been granted with an exercise price equal to the fair value of the Trust's common shares on the date of grant. Had compensation cost for these plans been determined consistent with SFAS  No. 123,  "Accounting for Stock-Based Compensation," our net income and earnings per Unit would have been reduced to the following pro forma amounts:

		2001	2000	1999
Net income available to common unitholders:	As Reported Pro Forma	$69,323 68,772	$73,938 73,121	$52,949 52,086
Basic earnings per Unit:	As Reported Pro Forma	$2.30 2.29	$2.43 2.40	$1.64 1.61
Diluted earnings per Unit:	As Reported Pro Forma	$2.29 2.27	$2.43 2.40	$1.64 1.61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Unit Data)

       Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

       The weighted average fair value of options granted is $3.18, $2.62 and $2.36 for 2001, 2000 and 1999, respectively. The fair value of each option grant as of the date of grant has been estimated using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2001, 2000 and 1999, respectively: risk-free interest rates of 5.12%, 6.71% and 5.69%; expected lives of 5.20, 5.83 and 6.86; dividend yields of 8.62%, 9.27% and 8.88% and expected volatility of 27%, 25% and 25%.

       The Trust has made the following grants of unrestricted shares and restricted shares:

Grant Date	Unrestricted Shares Granted	Restricted Shares Granted	Per Share Grant Value	Vesting Period for Restricted Shares
02-97 02-98 04-98 02-99 02-99 04-99 11-99 01-00 03-00 03-00 10-00 02-01 02-01 10-01 02-02	23 13 3 11 5 9 2 12 6 3 2 12 1 2 24	46 40 9 34 9 19 16 36 20 5 13 36 2 13 47	$25.8750 26.6875 27.0625 23.2500 23.2500 21.9375 24.6250 22.6250 21.8750 21.8750 25.8125 27.3000 27.3000 26.9500 29.7500	Two equal annual installments, beginning 1-1-98
Three equal annual installments, beginning 1-1-99
Three equal annual installments, beginning 4-1-99
Three equal annual installments, beginning 1-1-00
Two equal annual installments, beginning 1-1-00
Two equal annual installments, beginning 4-1-00
One installment, on 12-1-02
Three equal annual installments, beginning 1-1-01
Three equal annual installments, beginning 1-1-01
Two equal annual installments, beginning 1-1-01
One installment, on 12-1-03
Three equal annual installments, beginning 1-1-02
Two equal annual installments, beginning 1-1-02
One installment, on 12-1-04
Three equal installments, beginning 1-1-03

      All of the share grants have been made under the plan with the exception of the February 2001 and February 2002 grants, which were satisfied with shares acquired by the Trust pursuant to its common equity repurchase program.

       The value of the unrestricted shares granted is accrued as long-term compensation expense in the year the related service was provided. Upon issuance of the share grants, the value of the shares issued is recorded to the partners' capital and the value of the restricted shares is recorded as a reduction to partners' capital as deferred compensation. Such deferred compensation is amortized ratably over the term of the vesting period.

14.  UNUSUAL ITEMS

       Unusual items of $8,847 in 2001 are comprised of  (1) a $5,006 charge associated with the write-off of building components at Gables State Thomas Ravello that will be replaced in connection with a remediation program, (2) $2,200 of severance charges, (3) $920 in reserves associated with certain technology investments and (4) $721 of abandoned real estate pursuit costs resulting from recent events which have impacted the U.S. economy.  Unusual items of $2,800 in 1999 relate to severance charges.

       The $2,200 severance charge in 2001 is associated with organizational changes adopted in the fourth quarter of 2001, including (1) the departure of the chief investment officer effective January 1, 2002, who became entitled to severance benefits in accordance with the terms of his employment agreement and (2) the departure of two senior vice presidents effective in early 2002.  These severance costs will be paid in 2002 and include approximately $400 of deferred compensation related to the accelerated vesting of restricted shares unvested at the effective date of separation and approximately $700 related to the modification of certain outstanding share options to extend the exercise period and accelerate the vesting thereof.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Property and Per Unit Data)

       The $2,800 severance charge in 1999  is associated with organizational changes resulting from management succession directives, including the departure of the former chairman and chief executive officer effective January 1, 2000 and the departure of the former chief operating officer effective May 21, 1999, who became entitled to severance benefits in accordance with the terms of their employment agreements.  Severance costs paid in 1999 and 2000 totaled $1,440 and $1,360, respectively, and included $214 and $336, respectively, of deferred compensation related to the accelerated vesting of restricted shares unvested at the effective date of separation.

15. RELATED-PARTY TRANSACTIONS

      Transactions with our unconsolidated joint ventures are disclosed in Note 5.

      During the third quarter of 2000, we acquired an apartment community located in Austin comprising 160 apartment homes from a partnership in which our chairman, president and chief executive officer held a 15% limited partnership interest. In consideration for such community, we paid $5.7 million in cash and assumed a $14.1 million secured fixed-rate note. The purchase price and other terms of this transaction were negotiated at arms' length between us and representatives of the seller.

16. QUARTERLY FINANCIAL INFORMATION (Unaudited)

    Quarterly financial information for the years ended December 31, 2001 and 2000 is as follows:

Year Ended December 31, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues Gain on sale of real estate assets Unusual items Net income Net income available to common unitholders Net income per common Unit - basic Net income per common Unit - diluted	$58,155 1,638 400 14,845 11,324 0.38 0.38	$61,578 7,966 - 22,401 18,881 0.63 0.62	$63,179 515 6,247 8,276 4,755 0.16 0.16	$62,268 27,211 2,200 37,884 34,363 1.13 1.13
Year Ended December 31, 2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues Gain on sale of real estate assets Net income Net income available to common unitholders Net income per common Unit - basic (a) Net income per common Unit - diluted (a)	$60,526 - 15,025 11,504 0.37 0.37	$60,633 - 14,877 11,357 0.37 0.37	$60,257 19,310 33,394 29,873 1.00 1.00	$60,677 10,157 24,725 21,204 0.71 0.71

(a) The total of the four quarterly amounts for net income per Unit does not equal the net income per Unit for the year ended December 31, 2000. The difference results from the use of a weighted average to compute the number of Units outstanding for each quarter and for the year.

17.  SUBSEQUENT EVENTS

       In January 2002, we sold two apartment communities in Houston comprising 502 apartment homes and a parcel of land adjacent to one of the communities sold.  The net proceeds from these sales totaled $38 million and were used to paydown outstanding borrowings under our credit facilities.  The total gain from these sales was $11 million.

Gables Realty Limited Partnership
Real Estate Investments and Accumulated Depreciation as of December 31, 2001
(Dollars in Thousands)

Schedule III

		Initial Costs		Costs Capitalized Subsequent To Acquisition	Gross Amount at Which Carried at Close of Period				Year Original Construction Complete
Property Type and Location	Related Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation		Year Acquired
Completed Apartment Communities:									(a)		(b)
Boca Raton, FL Houston, TX Atlanta, GA Dallas, TX Austin, TX Orlando, FL Memphis, TN Nashville, TN Washington, D.C. Total	$135,850 79,275 99,211 14,802 13,953 - 10,167 26,150 - $379,408	$ 69,417 62,664 59,016 25,009 12,388 10,035 1,865 2,001 6,560 $248,955	$361,141 158,992 86,145 38,234 49,878 - - - 18,037 $712,427	$ 17,178 130,310 177,261 80,379 64,748 78,279 26,796 26,610 16 $601,577	$ 69,417 62,664 59,016 25,009 12,388 10,035 1,865 2,001 6,560 $248,955	$ 378,319 289,302 263,406 118,613 114,626 78,279 26,796 26,610 18,053 $1,314,004	$ 447,736 351,966 322,422 143,622 127,014 88,314 28,661 28,611 24,613 $1,562,959		$ 40,633 60,273 63,321 18,888 16,038 6,668 10,533 12,820 167 $229,341	1984-2000 1981-1998 1945-1997 1995-2001 1992-1998 1998-2001 1986 1987-1988 1988	1998-2001 1987-2001 1983-1997 1993-1998 1992-2000 1996-1998 1985 1985 2001
Apartment Communities Under Construction or Lease Up:
Dallas, TX Atlanta, GA Orlando, FL Houston, TX Total	$ - - - - $ -	$16,036 3,205 4,869 4,062 $28,172	$22,612 - - - $22,612	$10,514 36,844 37,189 18,914 $103,461	$16,036 3,205 4,869 4,062 $28,172	$ 33,126 36,844 37,189 18,914 $126,073	$ 49,162 40,049 42,058 22,976 $154,245		$ - 31 705 41 $777	n/a n/a n/a n/a	1998-2001 1991-1998 1998 1998
Apartment Communities Under Renovation (c):
Atlanta, GA Boca Raton, FL Total	$ - - $ -	$ - - $ -	$ - - $ -	$2,849 1,246 $4,095	$ - - $ -	$2,849 1,246 $4,095	$2,849 1,246 $4,095		$ - - $ -	n/a n/a	n/a n/a
Undeveloped Land:
Boca Raton, FL Houston, TX San Antonio, TX Memphis, TN Dallas, TX Total	$ - - - - - $ -	$ 11,007 1,273 1,192 606 600 $14,678	$ - - - - - $ -	$ - - - - - $ -	$ 11,007 1,273 1,192 606 600 $14,678	$ - - - - - $ -	$ 11,007 1,273 1,192 606 600 $14,678		$ - - - - - $ -	n/a n/a n/a n/a n/a	2001 1998 1994 1996 1994
Grand Totals	$379,408	$291,805	$735,039	$705,038	$291,805	$1,444,172	$1,735,977	(d)	$230,118

(a)  Depreciation of apartment communities is calculated on a straight-line basis over an estimated useful life ranging from 20 to 40 years for buildings and improvements and an estimated useful life of 5 years for  furniture,  fixtures, and equipment.

(b)  The year acquired represents the year we acquired a completed community or the year we acquired the real estate for the development of an apartment community.

(c)  Represents renovation costs incurred to date on three completed communities; the remaining information applicable to these communities is included in the Completed Apartment Communities category above.

(d)  Excludes our investment in joint ventures totaling $20,898.

Schedule III

Gables Realty Limited Partnership Real Estate Investments and Accumulated Depreciation as of December 31, 2001 (Dollars in Thousands)
A summary of activity for real estate investments and accumulated depreciation is as follows:
Years ended December 31,
	2001	2000	1999
Real estate investments:
Balance, beginning of year
Additions:
   Operating apartment community acquisitions
   Development costs incurred, including related acquisitions
   Non-recurring revenue enhancing capital expenditures
   Recurring, non-revenue enhancing capital expenditures
     Total additions
Contribution to GRAP JV Two and GRAP JV, respectively
Sales
Balance, end of year (a)	$1,563,218 99,206 134,911 10,916 11,797 256,830 (18,020) (66,051) $1,735,977	$1,565,913 20,036 87,749 9,609 10,910 128,304 - (130,999) $1,563,218	$1,681,961 - 41,829 7,660 10,037 59,526 (76,280) (99,294) $1,565,913
Accumulated depreciation: Balance, beginning of year Depreciation Sales Balance, end of year	$195,706 47,521 (13,109) $230,118	$ 172,247 43,745 (20,286) $ 195,706	$138,239 45,454 (11,446) $172,247
Reconciliation of depreciation above to statements of operations:
Depreciation in rollforward of accumulated depreciation above
Amortization of prepaid land lease payments (b)
   Real estate asset depreciation and amortization expense reflected
in the accompanying statements of operations	$47,521 84 $47,605	$43,745 84 $43,829	$45,454 84 $45,538

(a)  Excludes our investment in joint ventures totaling $20,898, $24,626, and $23,471 for the years ended December
       31, 2001, 2000, and 1999,  respectively.

(b)  We have leased two parcels of land pursuant to long-term land lease agreements which required the lease payments to be made upfront.  The prepaid lease payments, net of accumulated amortization, are included in other assets in the accompanying balance sheets.