Form 10-Q
period 2002-06-30
GABLES REALTY LIMITED PARTNERSHIP
filed 2002-08-14
CIK 1039797

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

GABLES REALTY LIMITED PARTNERSHIP
FORM 10 - Q INDEX

PART I. - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

GABLES REALTY LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (Amounts in Thousands, Except Per Unit Data)
June 30, 2002 (Unaudited)	December 31, 2001

ASSETS:
Real estate assets:
   Land
   Buildings
   Furniture, fixtures and equipment
   Construction in progress
   Investment in joint ventures
   Undeveloped land
     Real estate assets before accumulated depreciation
   Less: accumulated depreciation
     Net real estate assets

Cash and cash equivalents
Restricted cash
Deferred financing costs, net
Other assets, net
   Total assets

$ $ $	249,222 1,225,676 118,525 126,628 16,523 13,325 1,749,899 ( 246,626 1,503,273 4,864 8,076 4,453 41,864 1,562,530)	$ $	248,955 1,204,680 109,324 158,340 20,898 14,678 1,756,875 ( 230,118 1,526,757 4,231 12,013 4,351 41,854 1,589,206)

LIABILITIES AND PARTNERS' CAPITAL:
Notes payable
Accrued interest payable
Preferred distributions payable
Real estate taxes payable
Accounts payable and accrued expenses - construction
Accounts payable and accrued expenses - operating
Security deposits
   Total liabilities

Limited partners' common capital interest (5,958 and 6,090 common Units) at redemption value
Preferred partners' capital interest (180 Series Z Preferred Units), at $25.00 liquidation preference

Commitments and contingencies

Partners' capital:
   General partner (308 and 305 common Units)
   Limited partner (24,535 and 24,059 common Units)
   Preferred partners (4,600 Series A Preferred Units and 2,000 Series B
       Preferred Units), at $25.00 liquidation preference
       Total  partners' capital
          Total liabilities and partners' capital

$ $	843,370 8,436 1,524 14,536 7,401 17,864 4,434 897,565 180,726 4,500 4,872 309,867 165,000 479,739 1,562,530	$ $	877,231 8,384 1,412 17,065 9,082 16,914 4,834 934,922 180,467 4,500 4,766 299,551 165,000 469,317 1,589,206
The accompanying notes are an integral part of these consolidated balance sheets.
GABLES REALTY LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited and Amounts in Thousands, Except Per Unit Data)

		Three Months Ended June 30,				Six Months Ended June 30,
		2002		2001		2002			2001
Revenues: Rental revenues Other property revenues Total property revenues		$52,564 3,220 55,784		$54,710 3,329 58,039		$106,567 6,237 112,804			$107,346 6,200 113,546
Property management revenues Development revenues, net Equity in income (loss) of joint ventures Interest income Other revenues Total other revenues		1,827 69 40 120 805 2,861		1,478 404 (33 227 768 2,844)		3,623 259 1,136 181 1,751 6,950			2,926 411 37 454 995 4,823
Total revenues		58,645		60,883		119,754			118,369

Expenses:
Property operating and maintenance
   (exclusive of items shown separately below)
Real estate asset depreciation and amortization
Property management - owned
Property management - third party
Interest expense and credit enhancement fees
Amortization of deferred financing costs
General and administrative
Corporate asset depreciation and amortization
Unusual items
   Total expenses

		19,913 12,205 1,489 1,619 10,199 275 1,753 428 - 47,881		18,756 11,482 1,407 1,197 11,694 263 1,674 192 - 46,665		39,178 24,195 3,398 3,344 20,480 532 3,675 881 - 95,683			36,583 22,216 2,813 2,353 22,371 524 3,557 340 400 91,157
Income from continuing operations before gain on sale of real estate assets Gain on sale of previously depreciated operating real estate assets Gain on sale of land and development rights		10,764 - 462		14,218 7,386 580		24,071 17,906 1,801			27,212 7,386 2,218
Income from continuing operations Income from discontinued operations Gain on disposition of discontinued operations Income from discontinued operations		11,226 - - -		22,184 217 - 217		43,778 69 2,945 3,014			36,816 430 - 430
Income before extraordinary item		11,226		22,401		46,792			37,246
Extraordinary loss from early extinguishment of debt		(1,687)		-		(1,687)			-
Net income		9,539		22,401		45,105			37,246
Distributions to preferred unitholders		(3,520)		(3,520)		(7,041)			(7,041)
Net income available to common unitholders		$6,019		$18,881		$38,064			$30,205
Weighted average number of common Units outstanding - basic Weighted average number of common Units outstanding - diluted		30,762 30,931		30,051 30,212		30,634 30,802			29,956 30,113

Per Common Unit Information - Basic:
Income from continuing operations (net of preferred distributions)
Income from discontinued operations
Income before extraordinary item (net of preferred distributions)
Extraordinary loss from early extinguishment of debt
Net income available to common unitholders

Per Common Unit Information - Diluted:
Income from continuing operations (net of preferred distributions)
Income from discontinued operations
Income before extraordinary item (net of preferred distributions)
Extraordinary loss from early extinguishment of debt
Net income available to common unitholders

	$ $ $ $ $ $ $ $ $ $	0.25 - 0.25 (0.05) 0.20 0.25 - 0.25 (0.05) 0.19	$ $ $ $ $ $ $ $ $ $	0.62 0.01 0.63 - 0.63 0.62 0.01 0.62 - 0.62	$ $ $ $ $ $ $ $ $ $	1.20 0.10 1.30 (0.06 1.24 1.19 0.10 1.29 (0.05 1.24	) )	$ $ $ $ $ $ $ $ $ $	0.99 0.01 1.01 - 1.01 0.99 0.01 1.00 - 1.00
The accompanying notes are an integral part of these consolidated statements.
GABLES REALTY LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited and Amounts in Thousands, Except Per Unit Data)
Six Months Ended June 30,
		2002			2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income
Adjustments to reconcile net income to net cash provided by
  operating activities of continuing operations:
   Income from discontinued operations
   Depreciation and amortization
   Equity in income of joint ventures
   Gain on sale of real estate assets
   Long-term compensation expense
   Extraordinary loss
   Non-cash or non-operating unusual items
   Operating distributions received from joint ventures
   Change in operating assets and liabilities:
      Restricted cash
      Other assets
      Other liabilities, net
          Net cash provided by operating activities of continuing operations
          Net cash provided by operating activities of discontinued operations
               Net cash provided by operating activities

		$45,105 (3,014 25,608 (1,136 (19,707 728 1,687 - 854 297 1,717 889 53,028 194 53,222	) ) )		$37,246 (430 23,080 ( 37 ( 9,604 627 - 400 728 48 ( 4,234 3,839 51,663 893 52,556	) ) ) )

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition and construction of real estate assets
Recurring, non-revenue enhancing capital expenditures
Non-recurring, renovation/revenue enhancing capital expenditures
Net proceeds from sale of  wholly-owned real estate assets
Net proceeds from disposition of discontinued operations
Restricted cash held in escrow, net
Investment in joint ventures
Net proceeds from sale of joint venture real estate assets
Proceeds from contribution of real estate assets to joint venture
Other
    Net cash provided by (used in) investing activities

		( 39,055 (6,364 (4,748 46,803 18,393 - (766 2,973 - (254 16,982	) ) ) ) )		( 108,467 (5,713 (5,341 39,384 - (1,282 (2,304 - 18,361 ( 3,103 (68,465	) ) ) ) ) ) )

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from the Trust related to:
   Proceeds for the exercise of share options
Unit redemptions
Payments of deferred financing costs
Notes payable proceeds
Notes payable repayments
Prepayment penalty
Principal escrow payments released from (deposited into) escrow, net
Preferred distributions paid
Common distributions paid ($1.205 and $1.135 per Unit, respectively)
    Net cash (used in) provided by financing activities

		7,302 ( 231 ( 992 56,346 (90,207 (1,451 3,640 (6,929 (37,049 (69,571	) ) ) ) ) ) )		7,636 - ( 1,798 230,000 ( 177,599 - ( 364 ( 6,929 (34,071 16,875
) ) ) ) )
Net change in cash and cash equivalents Cash and cash equivalents, beginning of period Cash and cash equivalents, end of period		$633 4,231 4,864			$966 4,252 5,218
Supplemental disclosure of cash flow information: Cash paid for interest Interest capitalized Cash paid for interest, net of amounts capitalized	$ $	24,217 4,682 19,535		$ $	22,355 4,247 18,108
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

       As of June 30, 2002, the Trust was an 80.7% economic owner of our common equity. The Trust controls us through Gables GP, Inc. ("Gables GP"), a wholly-owned subsidiary of the Trust and our sole general partner. This structure is commonly referred to as an umbrella partnership REIT or "UPREIT." The board of directors of Gables GP, the members of which are the same as the members of the Trust's board of trustees, manages our affairs by directing the affairs of Gables GP. The Trust's limited partnership and indirect general partnership interests in us entitle it to share in our cash distributions, and in our profits and losses in proportion to its ownership interest therein and entitles the Trust to vote on all matters requiring a vote of the limited partners. Generally, our other limited partners are persons who contributed their direct or indirect interests in certain real estate assets to us primarily in connection with the IPO and the 1998 acquisition of the real estate assets and operations of Trammell Crow Residential South Florida ("South Florida"). We are obligated to redeem each common unit of limited partnership interest ("Unit") held by a person other than the Trust at the request of the holder for an amount equal to the fair market value of a share of the Trust's common shares at the time of such redemption, provided that we, at our option, may elect to acquire each Unit presented for redemption for one common share or cash. Such limited partners' redemption rights are reflected in "limited partners' capital interest" in the accompanying consolidated balance sheets at the cash redemption amount at the balance sheet date. The Trust's percentage ownership interest in us will increase with each redemption. In addition, whenever the Trust issues common shares or preferred shares, it is obligated to contribute any net proceeds to us and we are obligated to issue an equivalent number of common or preferred Units, as applicable, to the Trust.

       Distributions to holders of Units are made to enable distributions to be made to the Trust's shareholders under its dividend policy. The Trust must currently distribute 90% of its ordinary taxable income to its shareholders. We make distributions to the Trust to enable it to satisfy this requirement.

       As of June 30, 2002, we managed a total of 159 multifamily apartment communities comprising 44,969 apartment homes for assets owned by us and our third-party clients. At June 30, 2002, we owned 73 stabilized multifamily apartment communities comprising 20,325 apartment homes, an indirect 25% interest in one stabilized apartment community comprising 345 apartment homes, an indirect 20% interest in three stabilized apartment communities comprising 947 apartment homes, and an indirect 8.3% interest in three stabilized apartment communities comprising 1,118 apartment homes.  We also owned eight multifamily apartment communities under development or in lease-up at June 30, 2002 that are expected to comprise 1,830 apartment homes upon completion and an indirect 20% interest in four apartment communities under development or in lease-up at June 30, 2002 that are expected to comprise 1,077 apartment homes upon completion. In addition, as of June 30, 2002, we owned parcels of land on which we intend to develop two apartment communities that we currently expect will comprise an estimated 761 apartment homes. We also have rights to acquire additional parcels of land on which we believe we could develop communities. Any future development is subject to permits and other governmental approvals, as well as our ongoing business review, and may not be undertaken or completed.

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

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Unit Data)

Preferred Share Offerings

        On July 24, 1997, the Trust issued 4,600 shares of 8.30% Series A Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share). The net proceeds from this offering of $111.0 million were used to reduce outstanding indebtedness under interim financing vehicles. On August 9, 2002, the Trust redeemed the Series A Preferred Shares at $25.00 per share plus accrued and unpaid dividends.

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

Common Equity Repurchase Program

       We have a common equity repurchase program pursuant to which the Trust is authorized to purchase up to $150 million of its outstanding common shares or Units. The Trust has repurchased shares from time to time in open market and privately negotiated transactions, depending on market prices and other conditions, using proceeds from sales of selected assets.  Whenever the Trust repurchases common shares from shareholders, we are required to redeem from the Trust an equivalent number of Units on the same terms and for the same aggregate price. After redemption, the Units redeemed by us are no longer deemed outstanding. Units have also been repurchased for cash upon their presentation for redemption by unitholders. As of June 30, 2002, we had redeemed 4,275 Units, for a total of $102,279, including 3,980 Units redeemed by the Trust.

Shelf Registration Statement

       We have an effective shelf registration statement on file with the Securities and Exchange Commission that currently provides $500 million of equity capacity.   The debt portion of this shelf registration statement has been fully utilized after our February 2001 and July 2002 senior unsecured note offerings.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Unit Data)

       The accompanying interim unaudited financial statements have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation for these interim periods have been included. The results of operations for the interim period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the financial statements included in our Form 10-K for the year ended December 31, 2001.

4. PORTFOLIO AND OTHER FINANCING ACTIVITY

Community and Land Dispositions

       In January 2002, we sold two apartment communities in Houston comprising 502 apartment homes and a 13.3 acre parcel of land adjacent to one of the communities. The net proceeds from these sales totaled $37 million and were used to paydown outstanding borrowings under our credit facilities. In March 2002, we sold an apartment community in Atlanta comprising 311 apartment homes. The net proceeds from this sale totaled $25 million and were used to paydown outstanding  borrowings under our credit facilities. The gain from the land sale was $0.8 million and the aggregate gain from the sale of the previously depreciated operating real estate assets was $20.1 million, all of which was recognized in the first quarter of 2002. In addition, during the three months ended June 30, 2002 and 2001, we recognized $0.0 million and $0.3 million, respectively, of deferred gain associated with a parcel of land we sold in 2000. During the six months ended June 30, 2002 and 2001, we recognized $0.1 million and $0.5 million, respectively, of deferred gain associated with this land sale.

       In March 2002, the Gables Residential Apartment Portfolio JV (the "GRAP JV") sold two stabilized apartment communities located in Houston and South Florida, comprising 702 apartment homes, for $59 million. Our share of the net sales proceeds after repayment of construction loan indebtedness of $25 million was $6 million, resulting in a gain of $1.7 million, which was recognized in the first quarter of 2002.

       During 2001, we contributed our interest in certain land and development rights to the Gables Residential Apartment Portfolio JV Two (the "GRAP JV Two") in return for (1) cash of $18.5 million and (2) capital account credit of $4.6 million.  The $2.8 million of gain we will record associated with this contribution is being recognized when earned using the percentage of completion method since we serve as the developer and general contractor for the joint venture. As of June 30, 2002, we had recognized $2.5 million of this gain.  We recognized $0.5 million and $0.3 million of this gain during the three months ended June 30, 2002 and 2001, respectively, and $0.9 million and $0.8 million during the six months ended June 30, 2002 and 2001, respectively.

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

Senior Unsecured Note Issuance

       In February 2001, we issued $150 million of senior unsecured notes which bear interest at an annual rate of  7.25%, were priced to yield 7.29% and mature in February 2006. The net proceeds of $148.5 million were used to reduce borrowings under our unsecured credit facilities and repay our $40 million term loan, which had a November 2001 maturity date.

      In July 2002, we issued $180 million of senior unsecured notes which bear interest at an annual rate of 5.75%, were priced to yield 5.81% and mature in July 2007.  The net proceeds of $178 million were used to redeem all outstanding shares of the 8.3% Series A Cumulative Redeemable Preferred Shares totaling $115 million on August 9, 2002 and to reduce borrowings under our unsecured credit facilities.

Debt Refinancing

       In May 2002, we called $48.4 million of secured tax-exempt bond indebtedness with an interest rate of 6.375% and re-issued the bonds on an unsecured basis at a rate of 4.75%. In connection with the early extinguishment of debt, we incurred a prepayment penalty of $1,451 and wrote-off unamortized deferred financing costs totaling $236. Such charges totaling $1,687 are reflected as an extraordinary loss in the statements of operations. The previous bonds required monthly principal amortization payments that were retained in an escrow account and were not applied to reduce the outstanding principal balance of the loan. Such principal payments held in escrow totaling $4,121 were released in May 2002. This refinancing transaction allowed us to improve our debt constant by 2.75%, unencumber six communities comprising 2,028 apartment homes and achieve a positive net present value result.

5. RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued, establishing accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statements of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137, was effective for us beginning January 1, 2001. The impact of SFAS No. 133 on our financial statements will depend on the extent, type and effectiveness of our hedging activities. SFAS No. 133 could increase volatility in net income and other comprehensive income. We had no derivative instruments in place from January 1, 2001 to June 30, 2002.

       In June 2001, SFAS No. 141, "Business Combinations," (effective for us July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets," (effective for us January 1, 2002) were issued. SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. We have not accounted for any of our business combinations since our IPO using the pooling method of accounting and did not have goodwill or other intangible assets at December 31, 2001 or June 30, 2002. As a result, the adoption of SFAS No. 141 and SFAS No. 142 did not have a significant impact on our financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Unit Data)

        In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (effective for us January 1, 2002) was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and among other factors, establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered as held for sale. The implementation of SFAS No. 144 requires that the gains and losses from the disposition of certain real estate assets and the related historical operating results be included in discontinued operations in the statements of operations for all periods presented.  In the normal course of business, we recycle invested capital by disposing of existing assets and redeploying the proceeds in order to enhance total returns to shareholders.  Although net income is not affected, we expect to reclassify results previously included in continuing operations to discontinued operations for any qualifying dispositions in accordance with SFAS No. 144.  We believe that the impairment provisions of SFAS No. 144 are similar to SFAS No. 121 and that the adoption thereof will not have a significant impact on our financial statements.

       In April 2002, SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections," was issued.  SFAS No. 145 (effective for us January 1, 2003), among other things, eliminates therequirement that all gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item. However, a gain or loss arising from such an event or transaction would continue to be classified as an extraordinary item if the event or transaction is both unusual in nature and infrequent in occurrence per the criteria in APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."  As part of the transition guidance, although net income would not be affected, gains and losses from debt extinguishment in prior periods that do not meet the criteria in APB No. 30 must be reclassified to continuing operations for all periods presented.

6.  DISCONTINUED OPERATIONS

       We adopted SFAS No. 144 effective January 1, 2002 which requires, among other things, that the operating results of certain real estate assets sold subsequent to January 1, 2002 be included in discontinued operations in the statements of operations for all periods presented. Three of our wholly-owned operating real estate assets and two operating real estate assets owned by the GRAP JV were sold during the first quarter of 2002.  There were no asset sales during the second quarter of 2002.

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

       Condensed financial information of the results of operations for the real estate assets sold included in discontinued operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Total property revenues Equity in income of joint ventures Total revenues	$ - - -	$ 663 32 695	$ 197 45 242	$ 1,304 60 1,364
Property operating and maintenance expense Real estate asset depreciation and amortization Interest expense Total expenses	- - - -	252 139 87 478	91 48 34 173	496 279 159 934
Income from discontinued operations	-	217	69	430
Gain on disposition of discontinued operations	-	-	2,945	-
Income from discontinued operations	$ -	$ 217	$3,014	$ 430

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Unit Data)

 7. EARNINGS PER UNIT

          Basic earnings per Unit are computed based on net income available to common unitholders and the weighted average number of common Units outstanding. Diluted earnings per Unit reflect the assumed issuance of common Units under the Trust's share option and incentive plan. The numerator and denominator used for both basic and diluted earnings per Unit computations are as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Basic and diluted income available to common unitholders (numerator):		2002	2001	2002	2001
Income from continuing operations (net of preferred distributions) - basic and diluted		$7,706	$18,664	$36,737	$29,775
Income from discontinued operations - basic and diluted		$-	$217	$3,014	$430
Income before extraordinary item (net of preferred distributions) - basic and diluted		$7,706	$18,881	$39,751	$30,205
Extraordinary loss - basic and diluted	$	(1,687)	$-	$(1,687)	$-
Net income - basic and diluted		$6,019	$18,881	$38,064	$30,205
Common Units (denominator):
Average Units outstanding - basic Incremental Units from assumed conversions of: Stock options Other Average Units outstanding - diluted		30,762 163 6 30,931	30,051 155 6 30,212	30,634 162 6 30,802	29,956 151 6 30,113

8.  SEGMENT REPORTING

       Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our senior management group.

       We own, operate and develop multifamily apartment communities in major markets located in Texas, Georgia, Florida, Washington, D.C. and Tennessee. Such apartment communities generate rental revenue and other income through the leasing of apartment homes to a diverse base of residents. We evaluate the performance of each of our apartment communities on an individual basis. However, because each of our apartment communities has similar economic characteristics, residents, and products and services, our apartment communities have been aggregated into one reportable segment. This segment comprises 95% of our total revenues for the three months ended June 30, 2002 and 2001, and 95% and 96% of our total revenues for the six months ended June 30, 2002 and 2001, respectively.

       The primary financial measure for our reportable business segment is net operating income ("NOI"), which represents total property revenues less property operating and maintenance expenses (as reflected in the accompanying statements of operations). Accordingly, NOI excludes certain expenses included in the determination of net income. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. The NOI yield or return on total capitalized costs is an additional measure of financial performance. NOI from our wholly-owned apartment communities included in continuing operations totaled $35,871 and $39,283 for the three months ended June 30, 2002 and 2001, respectively, and $73,626 and $76,963 for the six months ended June 30, 2002 and 2001, respectively.  All other segment measurements are disclosed in our consolidated financial statements.

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

       Portfolio-wide occupancy levels have been reduced slightly and portfolio-wide rental rate growth has slowed as a result of national economic weakness. We expect portfolio-wide rental expenses for 2002 to increase at a rate ahead of inflation due in part to increasing insurance costs, along with higher turnover and marketing costs associated with the current national economic conditions.  In addition, we expect property revenues on a same-store basis to be lower in 2002 than in 2001.  Our ongoing evaluation of the growth prospects for a specific asset may result in a determination to dispose of the asset. In that event, we would intend to sell the asset and utilize the net proceeds from any such sale to invest in new assets expected to have better growth prospects, reduce indebtedness or, in certain circumstances with appropriate approval from the Trust's board of trustees, repurchase outstanding common shares. We maintain staffing levels sufficient to meet existing construction, acquisition and leasing activities.  When market conditions warrant, we adjust staffing levels to mitigate a negative impact on results of operations.

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

Preferred Share Offerings

       On July 24, 1997, the Trust issued 4,600 shares of 8.30% Series A Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share). The net proceeds from this offering of $111.0 million were used to reduce outstanding indebtedness under interim financing vehicles.  On August 9, 2002, the Trust redeemed the Series A Preferred Shares at $25.00 per share plus accrued and unpaid dividends.

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

Common Equity Repurchase Program

       We have a common equity repurchase program pursuant to which the Trust is authorized to purchase up to $150 million of its outstanding common shares or Units. The Trust has repurchased shares from time to time in open market and privately negotiated transactions, depending on market prices and other conditions, using proceeds from sales of selected assets.  Whenever the Trust repurchases common shares from shareholders, we are required to redeem from the Trust an equivalent number of Units on the same terms and for the same aggregate price.  After redemption, the Units redeemed by us are no longer deemed outstanding.  Units have also been repurchased for cash upon their presentation for redemption by unitholders.  As of June 30, 2002, we had redeemed 4,275 Units, for a total of $102,279, including 3,980 Units redeemed by the Trust.

Shelf Registration Statement

       We have an effective shelf registration statement on file with the Securities and Exchange Commission that currently provides $500 million of equity capacity.  The debt portion of this shelf registration statement has been fully utilized after our February 2001 and July 2002 senior unsecured note offerings.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

Portfolio and Other Financing Activity

Community and Land Dispositions

       In January 2002, we sold two apartment communities in Houston comprising 502 apartment homes and a 13.3 acre parcel of land adjacent to one of the communities. The net proceeds from these sales totaled $37 million and were used to paydown outstanding borrowings under our credit facilities. In March 2002, we sold an apartment community in Atlanta comprising 311 apartment homes. The net proceeds from this sale totaled $25 million and were used to paydown outstanding borrowings under our credit facilities.  The gain from the land sale was $0.8 million and the aggregate gain from the sale of the previously depreciated operating real estate assets was $20.1 million, all of which was recognized in the first quarter of 2002. In addition, during the three months ended June 30, 2002 and 2001, we recognized $0.0 million and  $0.3 million, respectively,  of deferred gain associated with a parcel of land we sold in 2000. During the six months ended June 30, 2002 and 2001, we recognized $0.1 million and $0.5 million, respectively, of deferred gain associated with this land sale.

       In March 2002, the Gables Residential Apartment Portfolio JV (the "GRAP JV") sold two stabilized apartment communities located in Houston and South Florida, comprising 702 apartment homes, for $59 million. Our share of the net sales proceeds after repayment of construction loan indebtedness of $25 million was $6 million, resulting in a gain of $1.7 million, which was recognized in the first quarter of 2002.

       During 2001, we contributed our interest in certain land and development rights to the Gables Residential Apartment Portfolio JV Two (the "GRAP JV Two") in return for (1) cash of $18.5 million and (2) capital account credit of $4.6 million. The $2.8 million of gain we will record associated with this contribution is being recognized when earned using the percentage of completion method since we serve as the developer and general contractor for the joint venture.  As of June 30, 2002, we had recognized $2.5 million of this gain.  We recognized $0.5 million and $0.3 million of this gain during the three months ended June 30, 2002 and 2001, respectively, and $0.9 million and $0.8 million during the six months ended June 30, 2002 and 2001, respectively.

       During 2001, we sold an apartment community located in Atlanta comprising 386 apartment homes, an apartment community located in Houston comprising 776 apartment homes, an apartment community located in Dallas comprising 536 apartment homes and a 2.5 acre parcel of land adjacent to one of our development communities located in Atlanta. The net proceeds from these sales totaled $93.6 million, $9 million of which was deposited into an escrow account and used to fund acquisition activities. The balance of the net proceeds was used to repay a $16 million note assumed in connection with our September 2001 acquisition of the Gables State Thomas Ravello community and to paydown outstanding borrowings under interim financing vehicles. The gain from the land sale was $0.9 million and the aggregate gain from the sale of  previously depreciated operating real estate assets was $34.1 million, all of which was recognized in 2001. In addition, during the year ended December 31, 2001, we recognized $0.7 million of deferred gain associated with a parcel of land we sold in 2000.

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

Senior Unsecured Note Issuance

       In February 2001, we issued $150 million of senior unsecured notes which bear interest at an annual rate of  7.25%, were priced to yield 7.29% and mature in February 2006. The net proceeds of $148.5 million were used to reduce borrowings under our unsecured credit facilities and repay our $40 million term loan, which had a November 2001 maturity date.

       In July 2002, we issued $180 million of senior unsecured notes which bear interest at an annual rate of 5.75%, were priced to yield 5.81% and mature in July 2007.  The net proceeds of $178 million were used to redeem all outstanding shares of the 8.3% Series A Cumulative Redeemable Preferred Shares totaling $115 million on August 9, 2002 and to reduce borrowings under our unsecured credit facilities.

Debt Refinancing

       In May 2002, we called $48.4 million of secured tax-exempt bond indebtedness with an interest rate of 6.375% and re-issued the bonds on an unsecured basis at a rate of 4.75%. In connection with the early extinguishment of debt, we incurred a prepayment penalty of $1,451 and wrote-off unamortized deferred financing costs totaling $236. Such charges totaling $1,687 are reflected as an extraordinary loss in the statements of operations. The previous bonds required monthly principal amortization payments that were retained in an escrow account and were not applied to reduce the outstanding principal balance of the loan. Such principal payments held in escrow totaling $4,121 were released in May 2002. This refinancing transaction allowed us to improve our debt constant by 2.75%, unencumber six communities comprising 2,028 apartment homes and achieve a positive net present value result.

Critical Accounting Policies and Recent Accounting Pronouncements

       Our financial statements are prepared in accordance with United States generally accepted accounting principles ("GAAP") and a summary of our significant accounting policies is included in Notes 4 and 5 to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2001. Notes 5 and 6 to the accompanying consolidated financial statements include a summary of recent accounting pronouncements and their actual or expected impact on our financial statements. Our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from these estimates. As an owner, operator and developer of apartment communities, our critical accounting policies relate to cost capitalization and asset impairment evaluation.

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

Asset Impairment Evaluation

       Under GAAP, real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. As noted above, the cost of buildings and improvements includes interest, property taxes, insurance, and allocated development overhead incurred during the construction period. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis over the estimated useful lives of 20-40 years for buildings and improvements and 5 years for furniture, fixtures and equipment. As required by GAAP, we periodically evaluate our real estate assets to determine if there has been any impairment in their carrying value and record impairment losses if there are indicators of impairment and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. At June 30, 2002, we did not own any real estate assets that meet the impairment criteria.

Discontinued Operations

       We adopted SFAS No. 144 effective January 1, 2002 which requires, among other things, that the operating results of certain real estate assets sold subsequent to January 1, 2002 be included in discontinued operations in the statements of operations for all periods presented. Three of our wholly-owned operating real estate assets and two operating real estate assets owned by the GRAP JV were sold during the first quarter of 2002.  There were no asset sales during the second quarter of 2002.

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

       Condensed financial information of the results of operations for the real estate assets sold included in discontinued operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Total property revenues Equity in income of joint ventures Total revenues	$ - - -	$ 663 32 695	$ 197 45 242	$ 1,304 60 1,364
Property operating and maintenance expense Real estate asset depreciation and amortization Interest expense Total expenses	- - - -	252 139 87 478	91 48 34 173	496 279 159 934
Income from discontinued operations	-	217	69	430
Gain on disposition of discontinued operations	-	-	2,945	-
Income from discontinued operations	$ -	$ 217	$3,014	$ 430

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

 Results of Operations

Comparison of operating results for the three months ended June 30, 2002 (the "2002 Period") to the three months ended June 30, 2001 (the "2001 Period").

       Our net income is generated primarily from the operation of our apartment communities. For purposes of evaluating comparative operating performance, we categorize our operating communities based on the period each community reaches stabilized occupancy. A community is considered to have achieved stabilized occupancy on the earlier to occur of (1) attainment of 93% physical occupancy or (2) one year after completion of construction. The operating performance for all of our wholly-owned apartment communities combined for the three months ended June 30, 2002 and 2001 is summarized as follows:
	Three Months Ended June 30,
	2002	2001	$ Change		% Change
Rental and other property revenues:
Same store communities (a)
Triple net master lease communities (b)
Development and lease-up communities (c)
Renovation communities (d)
Acquired communities (e)
Sold communities (f)
Total property revenues	$47,296 1,646 2,143 3,162 1,537 - $55,784	$47,617 1,797 853 3,751 - 4,021 $58,039	$ (321 (151 1,290 (589 1,537 (4,021 $ (2,255	) ) ) ) )	(0.7% (8.4% 151.2% ( 15.7% - ( 100.0% (3.9%	) ) ) ) )
Property operating and maintenance expenses (exclusive of depreciation and amortization):

Same store communities (a)
Triple net master lease communities (b)
Development and lease-up communities (c)
Renovation communities (d)
Acquired communities (e)
Sold communities (f)
     Total specified expenses

	$16,796 - 1,197 1,379 541 - $19,913	$15,630 - 326 1,271 - 1,529 $18,756	$ 1,166 - 871 108 541 ( 1,529 $ 1,157)		7.5% - 267.2% 8.5% - ( 100.0% 6.2%	)
Revenues in excess of specified expenses	$35,871	$39,283	$(3,412)		(8.7%	)
Revenues in excess of specified expenses as a percentage of total property revenues	64.3%	67.7%	-		( 3.4%	)
(a) Communities that were owned and fully stabilized throughout both the 2002 Period and the 2001Period ("same store").
(b) Communities that were subject to a triple net master lease agreement throughout both the 2002 Period and the 2001 Period.
(c) Communities in the development and/or lease-up phase that were not fully stabilized throughout both the 2002 Period and the 2001 Period.
(d) Communities that were in renovation subsequent to April 1, 2001.
(e) Communities that were acquired subsequent to April 1, 2001.
(f) Communities that were sold subsequent to April 1, 2001 that are not included in discontinued operations.

      Total property revenues decreased $2,255, or 3.9%, from $58,039 to $55,784 due to 2001 and 2002 sales of apartment communities that are not reflected in discontinued operations, a decrease in the number of available apartment homes due to renovations,  and a decrease in same-store performance as a result of national economic weakness.  These decreases were partially offset by an increase in the number of apartment homes resulting from the development and acquisition of additional communities.  Below is additional data regarding the changes in total property revenues for two of the six community categories presented in the preceding table:

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)
Same store communities:
Market	Number of Communities	Number of Apartment Homes	% of 2002 Period NOI	Physical Occupancy During the 2002 Period	Change in Physical Occupancy		$ Change in Revenues		% Change in Revenues
South Florida Houston Atlanta Austin Dallas Other Totals	16 16 14 7 7 4 64	4,549 5,020 3,613 1,677 1,423 1,243 17,525	29.2% 26.1% 18.9% 11.6% 9.4% 4.8% 100.0%	92.6% 93.0% 91.7% 92.9% 95.5% 90.4% 92.7%	( 1.1% ( 0.4% ( 2.1% 0.0% ( 1.9% ( 2.9% ( 1.2%	) ) ) ) ) )	$151 561 ( 536 ( 243 ( 80 ( 174 $(321	) ) ) ) )	1.2% 4.7% ( 5.7% ( 4.2% ( 1.8% ( 6.5% ( 0.7%	) ) ) ) )

Development and lease-up communities:

Market	Number of Communities	Number of Apartment Homes	% of Total Apartment Homes	Physical Occupancy During the 2002 Period	Change in Revenues
Orlando Houston Atlanta Dallas	1 1 2 1 5	315 296 263 177 1,051	30.0% 28.2% 25.0% 16.8% 100.0%	58.1% 40.4% 22.8% 94.9% 50.6%	$ 371 380 319 220 $1,290

       Property management revenues increased $349, or 23.6%, from $1,478 to $1,827 due primarily to the May 2001 acquisition of the D.C. Management Co.

       Development revenues, net decreased $335, or 82.9%, from $404 to $69 due primarily to a decrease in development and construction services provided to third parties.

       Our share of the operating results for the apartment communities in which we have a joint venture interest for the 2002 Period and 2001 Period is as follows:

2002 Period
Stabilized (a)	Development Lease-up (b)	Sales (c)	Total	2001 Period

Gables' share of joint venture results:
Rental and other revenues
Property operating and maintenance expenses
(exclusive of depreciation and amortization)
     Revenues in excess of specified expenses
Interest expense
Amortization of deferred costs
Other
     Funds from operations
Gain on sale of real estate assets
Real estate asset depreciation
     Equity in income of joint ventures

Number of operating communities
Number of units in operating communities
Average percent occupied during the period

$ 950 ( 407 $ 543 ( 185 ( 8 ( 8 $ 342 - ( 260 $ 82 7 2,410 92%	) ) ) ) )	$ 212 ( 125 $ 87 ( 37 ( 8 ( 2 $ 40 - ( 82 $ ( 42 3 780 35%	) ) ) ) ) )	$ - - $ - - - - $ - - - $ - - - -	$ 1,162 ( 532 $ 630 ( 222 ( 16 ( 10 $ 382 - ( 342 $ 40 10 3,190 78%	) ) ) ) )	$ 1,339 ( 533 $ 806 ( 435 ( 16 2 $ 357 - ( 390 $ ( 33 10 3,338 84%	) ) ) ) )
(a) Communities that were owned and fully stabilized throughout the 2002 Period.
(b) Communities in the development and/or lease-up phase that were not fully stabilized during all or any of the 2002 Period.
(c) Communities that were sold subsequent to April 1, 2002 that are not included in discontinued operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

       Interest income decreased $107, or 47.1%, from $227 to $120 due to a decrease in interest-bearing deposits and a decrease in interest rates.

       Other revenues increased $37, or 4.8%, from $768 to $805 due to an increase in revenues from our third-party brokerage and corporate rental housing services, offset by income earned during the 2001 Period related to certain non-routine items.

       Property operating and maintenance expense (exclusive of depreciation and amortization) increased $1,157, or 6.2%, from $18,756 to $19,913 due to an increase in the number of apartment homes resulting from the development and acquisition of additional communities, as well as same-store expenses increasing at a rate ahead of inflation due to increasing insurance costs, along with higher turnover and marketing costs associated with the current national economic conditions.  This increase is offset in part by the 2001 and 2002 sales of apartment communities.

       Real estate depreciation and amortization expense increased $723, or 6.3%, from $11,482 to $12,205 due primarily to the impact of the development and acquisition of additional communities and capital improvements made to existing operating communities, offset by the impact of the 2001 and 2002 sales of apartment communities.

       Property management expense for owned communities and third party properties on a combined basis increased $504, or 19.4%, from $2,604 to $3,108 due primarily to the May 2001 acquisition of the D.C. Management Co.   We allocate property management expenses to both owned communities and third-party properties based on the proportionate share of total apartment homes and units managed.

       Interest expense and credit enhancement fees decreased $1,495, or 12.8%, from $11,694 to $10,199 due primarily to a decrease in outstanding indebtedness associated with the 2001 and 2002 sales of apartment communities and a decrease in interest rates.  These decreases are offset in part by an increase in operating debt associated with the development and acquisition of additional communities.

       General and administrative expense increased $79, or 4.7%, from $1,674 to $1,753 due primarily to inflationary increases in expenses.

       Corporate asset depreciation and amortization increased $236, or 122.9%, from $192 to $428 due to (1) an increase in amortization resulting from the management contracts acquired in connection with the May 2001 acquisition of the D.C. Management Co. and (2) the depreciation of our new general ledger and web-based property management system, eGables, beginning January 2002.

       Gain on sale of land and development rights of $462 in the 2002 Period relates to recognition of deferred gain associated with the 2001 contribution of land and development rights into the GRAP JV Two.

       Gain on sale of previously depreciated operating real estate assets of $7,386 in the 2001 Period relates to the sale of a community in Atlanta comprising 386 apartment homes.

       Gain on sale of land and development rights of $580 in the 2001 Period is comprised of (1) $289 associated with the 2001 contribution of land into the GRAP JV and (2) recognition of $291 of deferred gain associated with a land sale in 2000.

       Extraordinary loss from early extinguishment of debt of $1,687 in the 2002 Period represents the write-off of unamortized deferred financing costs totaling $236 and a prepayment penalty of $1,451 associated with the early retirement of $48.4 million of secured tax-exempt bond indebtedness that had an interest rate of 6.375%.  We were able to reissue these bonds on an unsecured basis at a rate of 4.75%, resulting in a positive net present value.

Comparison of operating results for the six months ended June 30, 2002 (the "2002 Period") to the six months ended June 30, 2001 (the "2001 Period").

       Our net income is generated primarily from the operation of our apartment communities. For purposes of evaluating comparative operating performance, we categorize our operating communities based on the period each community reaches stabilized occupancy. A community is considered to have achieved stabilized occupancy on the earlier to occur of (1) attainment of 93% physical occupancy or (2) one year after completion of construction. The operating performance for all of our wholly-owned apartment communities combined for the six months ended June 30, 2002 and 2001 is summarized as follows:

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

		Six Months Ended June 30, 2002 2001
						$ Change		% Change
Rental and other property revenues:
Same store communities (a)
Triple net master lease communities (b)
Development and lease-up communities (c)
Renovation communities (d)
Acquired communities (e)
Sold communities (f)
Total property revenues	$ $	90,632 3,293 3,811 6,572 7,598 898 112,804	$ $	90,739 3,124 1,270 7,541 2,250 8,622 113,546	$ $	(107 169 2,541 (969 5,348 (7,724 (742	) ) ) )	(0.1% 5.4% 200.1% (12.8% 237.7% (89.6% (0.7%	) ) ) )

Property operating and maintenance expenses
(exclusive of depreciation and amortization):
Same store communities (a)
Triple net master lease communities (b)
Development and lease-up communities (c)
Renovation communities (d)
Acquired communities (e)
Sold communities (f)
   Total specified expenses

	$ $	31,905 - 2,032 2,683 2,281 277 39,178	$ $	29,808 - 504 2,484 602 3,185 36,583	$ $	2,097 - 1,528 199 1,679 (2,908 2,595)		7.0% - 303.2% 8.0% 278.9% (91.3 7.1%	)
Revenues in excess of specified expenses		$73,626		$76,963		$(3,337)		(4.3%	)
Revenues in excess of specified expenses as a percentage of total property revenues		65.3%		67.8%		-		(2.5%	)
(a) Communities that were owned and fully stabilized throughout both the 2002 Period and the 2001 Period ("same store").
(b) Communities that were subject to a triple net master lease agreement throughout both the 2002 Period and the 2001 Period.
(c) Communities in the development and/or lease-up phase that were not fully stabilized throughout both the 2002 Period and the
     2001 Period.
(d) Communities that were in renovation subsequent to January 1, 2001.
(e) Communities that were acquired subsequent to January 1, 2001.
(f) Communities that were sold subsequent to January 1, 2001 that are not included in discontinued operations.

        Total property revenues decreased $742, or 0.7%, from $113,546 to $112,804 due to 2001 and 2002 sales of apartment communities that are not reflected in discontinued operations, a decrease in the number of available apartment homes due to renovations and a decrease in same-store performance as a result of national economic weakness.  These decreases were partially offset by an increase in the number of apartment homes resulting from the development and acquisition of additional communities.  Below is additional data regarding the changes in total property revenues for two of the six community categories presented in the preceding table:

Same store communities:

Market	Number of Communities	Number of Apartment Homes	% of 2002 Period NOI	Physical Occupancy During the 2002 Period	Change in Physical Occupancy	$ Change in Revenues	% Change in Revenues
Houston So. Florida Atlanta Austin Dallas Other Totals	16 14 14 7 7 4 62	5,020 4,017 3,613 1,677 1,423 1,243 16,993	27.5% 25.2% 20.2% 12.3% 9.8% 5.0% 100.0%	93.9% 94.5% 91.7% 92.0% 95.5% 90.1% 93.3%	(0.4%) (0.3%) (2.6%) (2.0%) (1.1%) (3.3%) (1.2%)	$1,251 522 (910) (604) (55) (311) $(107)	5.2% 2.4% (4.9%) (5.1%) (0.6%) (5.8%) (0.1%)

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

Development and lease-up communities:

Market	Number of Communities	Number of Apartment Homes	% of Total Apartment Homes	Physical Occupancy During the 2002 Period	Change in Revenues
Orlando Houston Atlanta Dallas Total	1 1 2 1 5	315 296 263 177 1,051	30.0% 28.2% 25.0% 16.8% 100.0%	54.4% 30.3% 15.8% 90.8% 44.4%	$823 554 449 715 $2,541

       Property management revenues increased $697, or 23.8%, from $2,926 to $3,623 due primarily to the May 2001 acquisition of the D.C. Management Co.

      Development revenues, net decreased $152, or 37.0%, from $411 to $259 due primarily to a decrease in development and construction services provided to third parties.

      Our share of the operating results for the apartment communities in which we have a joint venture interest for the 2002 Period and 2001 Period is as follows:

2002 Period

Gables' share of joint venture results:
Rental and other revenues
Property operating and maintenance expenses
(exclusive of depreciation and amortization)
   Revenues in excess of specified expenses
Interest expense
Amortization of deferred costs
Other
   Funds from operations
Gain on sale of real estate assets
Real estate asset depreciation
   Equity in income of joint ventures

Number of operating communities
Number of units in operating communities
Average percent occupied during the period

Stabilized (a)		Development Lease-up (b)		Sales (c)		Total		2001 Period
$ 1,552 (674 $ 878 (330 (14 (14 $ 520 - (410 $ 110 6 2,120 92%	) ) ) ) )	$ 671 (326 $ 345 (101 (17 (5 $ 222 - (232 $ (10 4 1,070 44%	) ) ) ) ) )	$ 169 (65 $ 104 (20 (3 (1 $ 80 1,007 (51 $1,036 1 320 95%	) ) ) ) )	$ 2,392 (1,065 $ 1,327 (451 (34 (20 $ 822 1,007 (693 $1,136 11 3,510 78%	) ) ) ) )	$ 3,121 (1,230 $ 1,891 (965 (39 13 $ 900 - (863 $ 37 12 3,870 85%	) ) ) ) )
(a) Communities that were owned and fully stabilized throughout the 2002 Period.
(b) Communities in the development and/or lease-up phase that were not fully stabilized during all or any of the 2002 Period.
(c) Communities that were sold subsequent to January 1, 2002 that are not included in discontinued operations.

       Interest income decreased $273, or 60.1%, from $454 to $181 due to a decrease in interest-bearing deposits and a decrease in interest rates.

       Other revenues increased $756, or 76.0%, from $995 to $1,751 due to an increase in revenues from our third-party brokerage and corporate rental housing services, offset by income earned during the 2001 Period related to certain non-routine items.

       Property operating and maintenance expense (exclusive of depreciation and amortization) increased $2,595, or 7.1%, from $36,583 to $39,178 due to an increase in the number of apartment homes resulting from the development and acquisition of additional communities, as well as same-store expenses increasing at a rate ahead of inflation due to increasing insurance costs, along with higher turnover and marketing costs associated with the current national economic conditions.  This increase is offset in part by the 2001 and 2002 sales of apartment communities.

       Real estate depreciation and amortization expense increased $1,979, or 8.9%, from $22,216 to $24,195 due primarily to the impact of the development and acquisition of additional communities and capital improvements made to existing operating communities, offset by the impact of the 2001 and 2002 sales of apartment communities.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

       Property management expense for owned communities and third party properties on a combined basis increased $1,576, or 30.5%, from $5,166 to $6,742 due primarily to the May 2001 acquisition of the D.C. Management Co. and certain software licensing fees incurred in the 2002 Period.   We allocate property management expenses to both owned communities and third party properties based on the proportionate share of total apartment homes and units managed.

       Interest expense and credit enhancement fees decreased $1,891, or 8.5%, from $22,371 to $20,480 due primarily to a decrease in outstanding indebtedness associated with the 2001 and 2002 sales of apartment communities and a decrease in interest rates.  These decreases are offset in part by an increase in operating debt associated with the development and acquisition of additional communities.

       General and administrative expense increased $118, or 3.3%, from $3,557 to $3,675 due primarily to inflationary increases in expenses.

       Corporate asset depreciation and amortization increased $541, or 159.1%, from $340 to $881 due to (1) an increase in amortization resulting from the management contracts acquired in connection with the May 2001 acquisition of the D.C. Management Co. and (2) the depreciation of our new general ledger and web-based property management system, eGables, beginning January 2002.

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

       Gain on sale of land and development rights of $1,801 in the 2002 Period is comprised of (1) $763 associated with the sale of 13.3 acres of land in Houston in the 2002 Period, (2) recognition of $953 in deferred gain associated with the contribution of land and development rights into the GRAP JV Two in the 2002 Period, and (3) recognition of $85 of deferred gain associated with a land sale in 2000.

       Gain on sale of previously depreciated operating real estate assets of $7,386 in the 2001 Period is related to the sale of an apartment community in Atlanta comprising 386 apartment homes.

       Gain on sale of land and development rights of $2,218 in the 2001 Period is comprised of (1)  $944 associated with the sale of 2.5 acres of land in Atlanta in the 2001 Period, (2) $747 associated with the contribution of land into the GRAP Two JV in the 2001 period and (3) recognition of $527 of deferred gain associated with a land sale in 2000.

       Income from discontinued operations increased $2,584, or 600.9%, from $430 to $3,014 due primarily to the $2,945 gain on disposition of discontinued operations recognized in the 2002 Period.

        Extraordinary loss from early extinguishment of debt of  $1,687 in the 2002 Period represents the write-off of unamortized deferred financing costs totaling $236 and a prepayment penalty of $1,451 associated with the early retirement of $48.4 million of secured tax-exempt bond indebtedness that had an interest rate of 6.375%.  We were able to reissue these bonds on an unsecured basis at a rate of 4.75%, resulting in a positive net present value.

Liquidity and Capital Resources

       Net cash provided by operating activities of continuing operations increased from $51,663 for the six months ended June 30, 2001 to $53,028 for the six months ended June 30, 2002 due to (1) a change in other assets between periods of $5,951 and (2) a change in restricted cash between periods of $249.  Such increases were offset in part by (1) a decrease of $1,885 in income from continuing operations (a) before certain non-cash or non-operating items, including depreciation, amortization, equity in income of joint ventures, gain on sale of real estate assets, long-term compensation expense, extraordinary loss, and unusual items and (b) after operating distributions received from joint ventures, and (2) a change in other liabilities between periods of $2,950.  Net cash provided by operating activities of discontinued operations decreased from $893 to $194 due to the disposition of discontinued operations in the 2002 Period.

       We had $68,465 of net cash used in investing activities for the six months ended June 30, 2001 compared to $16,982 of net cash provided by investing activities for the six months ended June 30, 2002. During the six months ended June 30, 2002, we expended $39.1 million related to development expenditures, $6.4 million related to recurring, non-revenue enhancing capital expenditures for operating apartment communities, $4.7 million related to non-recurring, renovation/revenue enhancing capital expenditures, and $0.8 million related to our investment in joint ventures.  During the six months ended June 30, 2002, we received cash of (1) $46.8 million in connection with the sale of wholly-owned real estate assets, (2) $18.4 million in connection

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)
with the disposition of discontinued operations and (3) $3.0 million in connection with our share of the net proceeds from the sale of joint venture real estate assets.  During the six months ended June 30, 2001, we expended $108.5 million related to development expenditures, $5.7 million related to recurring, non-revenue enhancing capital expenditures for operating apartment communities, $5.3 million related to non-recurring, renovation/revenue enhancing capital expenditures, $2.3 million related to our investment in joint ventures, and $3.1 million related to other investments.  In addition, during the six months ended June 30, 2001, we deposited $1.3 million, net, into an escrow account to fund acquisition activities.  During the six months ended June 30, 2001, we received cash of (1) $18.4 million in connection with our contribution of interests in certain land and development rights to the GRAP JV Two and (2) $39.4 million in connection with the sale of wholly-owned real estate assets.

       We had $16,875 of net cash provided by financing activities for the six months ended June 30, 2001 compared to $69,571 of net cash used in financing activities for the six months ended June 30, 2002. During the six months ended June 30, 2002, we paid distributions totaling $44.0 million, had net repayments of borrowings of $33.9 million, a prepayment penalty of $1.5 million, and deferred financing costs of $1.0 million.  These payments were offset by proceeds from the exercise of share options of $7.3 million and principal payments released from escrow, net, of $3.6 million.  During the six months ended June 30, 2001, we had net borrowings of $52.4 million and proceeds from the exercise of share options of $7.6 million. These net borrowings and share option proceeds were offset by payments for distributions totaling $41.0 million and deferred financing costs of $1.8 million.

       The Trust has elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, the Trust must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of the REIT's ordinary taxable income to shareholders.  It is the current intention of the Trust to adhere to these requirements and maintain its REIT status. As a REIT, the Trust generally will not be subject to federal income tax on distributed taxable income. We utilize Gables Residential Services, a taxable REIT subsidiary, to provide management and other services to third parties that a REIT may be prohibited from providing. Taxable REIT subsidiaries are subject to federal, state and local income taxes.

       As of June 30, 2002, we had total indebtedness of $843,370, cash and cash equivalents of $4,864, and principal escrow deposits reflected in restricted cash of $462.  Our indebtedness has an average of 3.8 years to maturity at June 30, 2002. The aggregate maturities of notes payable at June 30, 2002 are as follows:

	Regularly Scheduled Principal Amortization Payments	Balloon Principal Payment due at Maturity	Total
2002 2003 2004 2005 2006 2007 and thereafter	$ 1,838 2,961 2,797 2,971 3,001 20,691 $34,259	$ 82,392 44,930 76,759 217,745 203,240 184,045 $809,111	$84,230 47,891 79,556 220,716 206,241 204,736 $843,370
       In July 2002, we reached an agreement in principle to privately place $30 million of senior unsecured notes with a term of seven years, $10 million of senior unsecured notes with a term of eight years, and $40 million of cumulative redeemable perpetual preferred shares.  Proceeds from these transactions will be used to retire the $82.4 million of senior unsecured notes that mature in December 2002.  The indebtedness outstanding under each of our credit facilities is reflected in the preceding table using the May 2005 maturity date of our $225 million credit facility.  We have an option to extend the maturity date of our $225 million credit facility to May 2006, which is exercisable in May 2003.

       The 2003 maturities include four tax-exempt bonds totaling $44,930.  These bonds are enhanced by four letters of credit provided by a letter of credit facility that was entered into in October 1997.  The letter of credit facility has an initial term of five years with unlimited one-year extension options.  We have exercised the first of our one-year extension options resulting in a maturity date of October 2003.  Three of the underlying bonds mature in 2007 and the fourth matures in 2024.

       Distributions historically have been paid from cash provided by operating activities. We anticipate that distributions will continue to be paid  from cash provided by operating activities.

       We have met and expect to continue to meet our short-term liquidity requirements, generally through net cash provided by operations. Our net cash provided by operations has been adequate, and we believe that it will continue to be adequate, to meet both operating requirements and payment of dividends in accordance with REIT requirements.  Expenditures for improvements and renovations to our communities, in addition to monthly principal amortization payments, are expected to be funded from net

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

cash provided by operations, borrowings under our credit facilities, or the disposition of assets.  We anticipate that construction and development activities as well as land purchases, will be initially funded primarily through borrowings under our credit facilities described below.

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

$225 Million Credit Facility

       We have a $225 million unsecured revolving credit facility provided by a consortium of banks. The facility currently has a maturity date of May 2005 with a one-year extension option. Borrowings under the facility currently bear interest at our option of LIBOR plus 0.85% or prime minus 0.25%. Such scheduled interest rates may be adjusted up or down based on changes in our senior unsecured credit ratings. We may also enter into competitive bid loans with participating banks for up to $112.5 million at rates below the scheduled rates. In addition, we pay an annual facility fee currently equal to 0.20% of the $225 million commitment. Availability under the facility, which is based on the value of our unencumbered real estate assets as compared to the amount of our unsecured indebtedness, was $199.2 million at June 30, 2002. As of June 30, 2002, we had $40.0 million in borrowings outstanding under the facility and, therefore, had $159.2 million of remaining capacity on the $199.2 million available.

$75 Million Borrowing Facility

       We have a $75 million unsecured borrowing facility with a bank that matures in May 2005. The interest rate and maturity date related to each draw on this facility is agreed to by both parties prior to each draw. At June 30, 2002, we had $59.5 million in borrowings outstanding under this facility.

$25 Million Credit Facility

       We have a $25 million unsecured revolving credit facility with a bank that currently bears interest at LIBOR plus 0.85%. The facility currently has a maturity date of October 2002 with unlimited one-year extension options. We had $1.4 million in borrowings outstanding under this facility at June 30, 2002.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)
Development and Lease-up Communities at June 30, 2002:
				Percent at June 30, 2002			Actual or Estimated Quarter of
Community	No. of Apt. Homes	Total Budgeted Cost	Cost to Complete	Complete	Leased	Occupied	Constr- uction Start	Initial Occu- pancy	Constr- uction End	Stab- ilized Occupancy
		(millions)	(millions)							(a)
Wholly-Owned Development and Lease-up Communities:
Atlanta, GA
Gables Montclair	183	$ 23	$ 2	94%	69%	45%	3 Q 2000	4 Q 2001	3 Q 2002	1 Q 2003
Gables Rock Springs (b)	255	29	25	15%	-	-	4 Q 2001	2 Q 2002	3 Q 2004	4 Q 2004
Dallas, TX
Gables Ellis Street	245	46	18	56%	6%	-	3 Q 2001	3 Q 2002	3 Q 2003	3 Q 2004
Gables State Thomas Ravello	290	46	15	67%	-	-	4 Q 2001	1 Q 2003	3 Q 2003	3 Q 2004
Houston, TX
Gables Meyer Park II	296	27	1	97%	66%	53%	4 Q 2000	3 Q 2001	3 Q 2002	4 Q 2002
Tampa, FL
Gables Beach Park	166	22	21	-	-	-	4 Q 2002	4 Q 2003	2 Q 2004	2 Q 2004
Subtotals	1,435	$193	$ 82
Co-Investment Development and Lease-up Communities (c):
Atlanta, GA
Gables Metropolitan II	274	$ 32	$ 7	79%	22%	12%	1 Q 2001	2 Q 2002	4 Q 2002	3 Q 2003
Tampa, FL
Gables West Park Village II	297	27	23	2%	-	-	2 Q 2002	2 Q 2003	4 Q 2003	2 Q 2004
Subtotals	571	$ 59	$ 30	(d)
Development/Leaseup Totals 2,006 $252 $112
Wholly-Owned Completed Communities in Lease-Up:
Gables Paces	80	$23		100%	28%	24%	3 Q 2000	1 Q 2002	2 Q 2002	2 Q 2003
Gables North Village	315	44		100%	73%	67%	4 Q 1999	4 Q 2000	2 Q 2002	1 Q 2003
Subtotals	395	$ 67
Co-Investment Completed Communities in Lease-up (c):
Houston, TX
Gables White Oak	186	$15		100%	88%	72%	2 Q 2001	4 Q 2001	2 Q 2002	3 Q 2002
Tampa, FL
Gables West Park Village I (e)	320	35		100%	75%	68%	4 Q 2000	3 Q 2001	2 Q 2002	1 Q 2003
Subtotals	506	$50

(a) Stabilized occupancy is defined as the earlier to occur of (i) 93% physical occupancy or (ii) one year after completion of construction.
(b) This community represents the reconstruction of 124 apartment homes previously owned and operated by us into 255 apartment homes.
     The first phase of 22 apartment homes was substantially complete at June 30, 2002.  The second phase of 233 apartment homes is expected to be substantially complete by September 30, 2004.  The remaining 166 apartment homes in this community are still being operated by us.
(c) These communities are owned by the Gables Residential Apartment Portfolio JV Two in which we have a 20% interest.
(d) Construction loan proceeds are expected to fund $22 million of the costs to complete at June 30, 2002.  The remaining costs will be funded by capital contributions to the venture from our venture partner and us in a funding ratio of 80% and 20%, respectively.
(e) This community includes 40,000 square feet of commercial space which was 100% leased at June 30, 2002.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

Stabilized Apartment Communities at June 30, 2002

Community	No. of Apt. Homes	June 30, 2002 Occupancy	June 30, 2002 Scheduled Rent Per Unit Square Foot
Houston,  TX
Gables Austin Colony
Gables Bradford Place
Gables Bradford Pointe
Gables Champions
Gables Cityscape
Gables Citywalk/
  Waterford Sq.
Gables Edgewater
Gables Lions Head
Gables Metropolitan Uptown
Gables Meyer Park I
Gables of First Colony
Gables Piney Point
Gables Pin Oak Green
Gables Pin Oak Park
Gables Rivercrest I
Gables Rivercrest II
Gables Windmill
   Landing
Totals/Averages

Atlanta, GA
Briarcliff Gables
Buckhead Gables
Gables Cityscape
Gables Metropolitan I (JV)
Gables Mill
Gables Northcliff
Gables Vinings
Gables Walk
Gables Wood Arbor
Gables Wood Crossing
Gables Wood Glen
Gables Wood Knoll
Lakes at Indian Creek
Rock Springs Estates
Roswell Gables I
Roswell Gables II
Spalding Gables
Wildwood Gables
Totals/Averages

Boca Raton, FL
Cotton Bay
Gables Crestwood (JV)
Gables Boca Place
Gables Boynton Beach I
Gables Boynton Beach II
Gables Kings Colony
Gables Mizner on the Green
Gables Palma Vista
Gables San Remo
Gables Town Colony
Gables Town Place
Gables Wellington
Hampton Lakes
Hampton Place
Mahogany Bay
San Michele I
San Michele II
Vinings at Hampton Village
Totals/ Averages

237
372
360
404
252

317
292
277
318
345
324
246
581
474
140
140

259
5,338

104
162
182
435
438
82
315
310
140
268
380
312
603
166
384
284
252
546
5,363

444
290
180
252
296
480
246
189
180
172
312
222
300
368
328
249
343
168
5,019

96%
96%
96%
92%
91%

93%
98%
98%
95%
94%
97%
97%
93%
94%
84%
96%

93%
95%

95%
96%
95%
92%
93%
89%
95%
96%
88%
85%
88%
93%
87%
93%
93%
93%
93%
89%
93%

95%
97%
78%
96%
96%
97%
88%
96%
97%
92%
94%
90%
96%
95%
92%
88%
85%
92%
	93%	(a) (a) (a)
$ 991
797
709
854
1,018

999
905
800
1,114
961
999
971
1,093
1,120
800
795

732
$ 940

$1,196
890
946
1,217
906
1,285
1,089
1,188
797
777
741
773
684
998
960
960
982
1,019
$    942

$763
1,100
 1,058
986
981
892
1,728
1,619
1,320
899
896
1,049
831
795
827
1,550
1,524
877
$1,060

$1.01
0.93
0.92
0.94
1.19

1.24
1.03
0.95
1.22
1.12
1.01
1.05
1.07
1.10
0.95
0.94

0.84
$1.04

$0.96
1.18
1.14
1.09
0.98
0.82
1.02
1.00
0.87
0.81
0.75
0.78
0.75
1.00
0.88
0.82
0.99
0.90
$0.89

$0.78
0.87
1.08
0.82
0.81
1.00
1.37
1.12
0.72
1.05
1.07
0.78
0.79
0.83
0.82
1.16
1.10
0.73
$0.93

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

Stabilized Apartment Communities as of June 30, 2002
Community	No. of Apt. Homes	June 30, 2002 Occupancy	June 30, 2002 Scheduled Rent Per Unit Square Foot

Austin, TX
Gables at the Terrace
Gables Barton Creek
Gables Bluffstone
Gables Central Park
Gables Great Hills
Gables Park Mesa
Gables Town Lake
Totals/Averages

Dallas, TX
Gables at Pearl Street
Gables CityPlace
Gables Green Oaks
Gables Mirabella
Gables San Raphael (JV)
Gables Spring Park
Gables State Thomas Townhomes
Gables Turtle Creek
Gables Valley Ranch
Totals/Averages

Memphis, TN
Arbors of Harbortown (JV)
Gables Cordova
Gables Stonebridge (JV)
Totals/Averages

Nashville, TN
Brentwood Gables (JV)
Gables Hendersonville (JV)
Gables Hickory Hollow I
Gables Hickory Hollow II
Totals/Averages

Orlando, FL
Gables Celebration
Gables Chatham Square (b)
The Commons at Little Lake Bryan (b)
  Totals/Averages

Washington D.C.
Gables Dupont Circle
Totals/Averages

	308 160 256 273 276 148 256 1,677 108 232 300 126 222 188 177 150 319 1,822 345 464 500 1,309 254 364 276 272 1,166 231 448 280 959 82 82	92% 98% 96% 91% 92% 90% 96% 93% 95% 97% 95% 99% 93% 94% 91% 97% 96% 95% 92% 95% 92% 93% 98% 93% 92% 86% 92% 89% 100% 100% 97% 96% 96%	$1,143 1,464 1,080 1,342 870 1,230 1,360 $1,192 $1,345 1,381 863 1,196 964 981 1,992 1,197 956 $1,159 $865 689 689 $735 $911 688 655 649 $719 $1,194 -- -- $1,194 $2,665 $2,665	$1.20 1.26 1.10 1.42 1.05 1.13 1.46 $1.24 $1.23 1.31 0.90 1.31 1.07 0.93 1.33 1.19 0.94 $1.11 $0.87 0.74 0.78 $0.79 $0.80 0.73 0.73 0.68 $0.74 $1.03 -- -- $1.03 $2.74 $2.74
Grand Totals/Averages	22,735	93%	$ 990	$0.98
(a) (b)	This property is in renovation; therefore, occupancy is based on apartment homes available for lease.
This property is leased to a single user group pursuant to a triple net master lease.  Accordingly, scheduled rent data is not reflected as it is not comparable to the rest of our portfolio.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

Portfolio Indebtedness Summary at June 30, 2002
Type of Indebtedness	Balance	Interest Rate (a)	Total Rate (b)	Years to Maturity
Fixed Rate:
Unsecured fixed-rate notes	412,674	7.14%	7.14%	2.79
Secured fixed-rate notes Tax-exempt fixed-rate loans	138,101 20,755	7.71% 5.90%	7.71% 6.69%	5.81 12.64
Total fixed-rate indebtedness	$571,530	7.23%	7.26%	3.88
Variable Rate:
Tax-exempt variable-rate loans	$170,955	1.28%	2.27%	4.08
Unsecured variable-rate credit facilities	100,885	2.56%	2.56%	2.87
Total variable-rate indebtedness	$271,840	1.76%	2.38%	3.63
Total portfolio debt (c), (d)	$843,370	5.47%	5.69%	3.80

(a) Interest Rate represents the weighted average interest rate incurred on our indebtedness, exclusive of deferred financing cost amortization and credit enhancement fees, as applicable.

(b) Total Rate represents the Interest Rate (a) plus credit enhancement fees, as applicable.

(c) Interest associated with construction activities is capitalized as a cost of development and does not impact current earnings. The qualifying construction expenditures at June 30, 2002 for purposes of interest capitalization were $108,413.

(d) Excludes (i) $16.4 million of tax-exempt bonds related to a joint venture in which we own a 25% interest, (ii) $82.0 million of indebtedness related to joint ventures in which we own a 20% interest, and (iii) $52.1 million of indebtedness related to a joint venture in which we own an 8.3% interest.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

	Three Months Ended June 30,			Six Months Ended June 30,
	2002	2001		2002		2001
Net income available to common unitholders	$ 6,019	$ 18,881		$38,064		$30,205
Extraordinary loss

Real estate depreciation and amortization:
     Wholly-owned real estate assets - continuing operations
     Wholly-owned real estate assets - discontinued operations
     Joint venture real estate assets - continuing operations
     Joint venture real estate assets - discontinued operations
Total	1,687 12,205 - 342 - 12,547	- 11,482 139 388 54 12,063		1,687 24,195 48 693 51 24,987		- 22,216 279 861 105 23,461
Gain on sale of previously depreciated operating real estate assets:
     Wholly-owned real estate assets - continuing operations
     Wholly-owned real estate assets - discontinued operations
     Joint venture real estate assets - continuing operations
     Joint venture real estate assets - discontinued operations
Total	- - - - -	(7,386 - - - (7,386	) )	(17,906 (2,198 (1,007 (747 (21,858	) ) ) ) )	(7,386 - - - (7,386	) )
Funds from operations - basic and diluted	$ 20,253	$23,558		$42,880		$46,280
Recurring, non-revenue enhancing capital expenditures: Carpet and flooring Appliances Other additions and improvements Total capital expenditures	$ 1,630 199 1,701 3,530	$ 1,234 158 1,779 3,171		$ 2,842 351 3,171 6,364		$ 2,045 332 3,336 5,713
Adjusted funds from operations - diluted	$16,723	$20,387		$36,516		$40,567
Average Units outstanding - basic	30,762	30,051		30,634		29,956
Average Units outstanding - diluted	30,931	30,212		30,802		30,113

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

Each time the Trust issues shares of beneficial interest, it contributes the proceeds of such issuance to us in return for a like number of Units with rights and preferences analogous to the shares issued.  During the period commencing April 1, 2002 and ending June 30, 2002, in connection with issuances of common shares by the Trust during that time period, the Operating Partnership issued an aggregate 73,257 Units to the Trust.  Such Units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

Item 3:		Defaults Upon Senior Securities
None
Item 4:		Submission of Matters to a Vote of Security Holders
None
Item 5:		Other Information
None
Item 6:		Exhibits and Reports on Form 8-K
	(a)	Exhibits
10.1* Fourth Amended and Restated $225 million Revolving Credit Facility dated June 27, 2002, by and among Gables Realty Limited Partnership and Gables-Tennessee Properties, L.L.C.
           (as the Borrowers) and Wachovia Bank, N.A., Wachovia Securities, Inc., J.P. Morgan
           Chase Bank, AmSouth Bank, PNC Bank, National Association, SouthTrust Bank,
           Bank of America, N.A., Wells Fargo Bank, N.A., and Suntrust Bank (collectively, as Lenders) and Wachovia Bank, N.A. (as agent).

	(b)	Reports on Form 8-K
(i) A Form 8-K was filed with the Securities and Exchange Commission on May 30, 2002 to disclose a change in our certifying accountants from Arthur Andersen LLP to
       Deloitte & Touche LLP.

----------

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
GABLES REALTY LIMITED PARTNERSHIP By: Gables GP, Inc. Its: General Partner
Date:	August 14, 2002	/s/ Marvin R. Banks, Jr.
Date:	August 14, 2002

Marvin R. Banks, Jr.
Senior Vice President and Chief Financial Officer
(Authorized Officer of the Registrant
and Principal Financial Officer)

/s/ Dawn H. Severt

Dawn H. Severt
Vice President and Chief Accounting
Officer (Principal Accounting Officer)