Form 10-Q
period 2002-09-30
GABLES REALTY LIMITED PARTNERSHIP
filed 2002-11-15
CIK 1039797

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

GABLES REALTY LIMITED PARTNERSHIP
FORM 10 - Q INDEX

PART I. - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

GABLES REALTY LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (Unaudited and Amounts in Thousands, Except Per Unit Data)
September 30, 2002	December 31, 2001

ASSETS:
Real estate assets:
   Land
   Buildings
   Furniture, fixtures and equipment
   Construction in progress
   Investment in joint ventures
   Undeveloped land
     Real estate assets before accumulated depreciation
   Less: accumulated depreciation
     Net real estate assets

Cash and cash equivalents
Restricted cash
Deferred financing costs, net
Other assets, net
   Total assets

$ $	253,597 1,267,056 127,854 101,316 12,768 31,674 1,794,265 ( 257,361 1,536,904 4,769 7,741 5,968 33,868 1,589,250)	$ $	248,955 1,204,680 109,324 157,570 20,898 19,376 1,760,803 ( 230,118 1,530,685 4,231 12,013 4,351 37,926 1,589,206)

LIABILITIES AND PARTNERS' CAPITAL:
Notes payable
Accrued interest payable
Preferred distributions payable
Real estate taxes payable
Accounts payable and accrued expenses - construction
Accounts payable and accrued expenses - operating
Security deposits
   Total liabilities

Limited partners' common capital interest (5,948 and 6,090 common
    Units), at redemption value
Preferred partners' capital interest (180 Series Z Preferred Units), at $25.00 liquidation preference

Commitments and contingencies

Partners' capital:
   General partner (306 and 305 common Units)
   Limited partner (24,357 and 24,059 common Units)
   Preferred partners (2,000 Series B Preferred Units and 1,600
       Series C Preferred Units at September 30, 2002; 4,600 Series A
       Preferred Units and 2,000 Series B Preferred Units at December
       31, 2001), at $25.00 liquidation preference
   Total partners' capital
     Total liabilities and partners' capital

$ $	956,280 5,947 1,183 20,684 6,771 19,265 4,303 1,014,433 163,744 4,500 4,869 311,704 90,000 406,573 1,589,250	$ $	877,231 8,384 1,412 17,065 9,082 16,914 4,834 934,922 180,467 4,500 4,766 299,551 165,000 469,317 1,589,206
The accompanying notes are an integral part of these consolidated balance sheets.
GABLES REALTY LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited and Amounts in Thousands, Except Per Unit Data)

		Three Months Ended September 30,				Nine Months Ended September 30,
		2002		2001		2002			2001
Revenues: Rental revenues Other property revenues Total property revenues		$53,277 3,236 56,513		$56,273 3,432 59,705		$159,844 9,473 169,317			$163,619 9,632 173,251
Property management revenues Development revenues, net Equity in income (loss) of joint ventures Interest income Other revenues Total other revenues		1,751 133 931 155 1,222 4,192		1,598 144 (11 183 862 2,776)		5,374 392 2,067 336 2,973 11,142			4,524 555 26 637 1,857 7,599
Total revenues		60,705		62,481		180,459			180,850

Expenses:
Property operating and maintenance
   (exclusive of items shown separately below)
Real estate asset depreciation and amortization
Property management - owned
Property management - third party
Interest expense and credit enhancement fees
Amortization of deferred financing costs
General and administrative
Corporate asset depreciation and amortization
Unusual items
   Total expenses

		21,548 10,736 1,328 1,560 12,270 426 2,052 405 - 50,325		20,484 11,780 1,451 1,348 11,289 267 1,829 227 6,247 54,922		60,726 34,931 4,774 4,856 32,750 958 5,727 1,286 - 146,008			57,067 33,996 4,264 3,701 33,660 791 5,386 567 6,647 146,079
Income from continuing operations before gain on sale of real estate assets Gain on sale of previously depreciated operating real estate assets Gain on sale of land and development rights		10,380 - 267		7,559 - 515		34,451 17,906 2,068			34,771 7,386 2,733
Income from continuing operations Income from discontinued operations Gain on disposition of discontinued operations Income from discontinued operations		10,647 - - -		8,074 202 - 202		54,425 69 2,945 3,014			44,890 632 - 632
Income before extraordinary item		10,647		8,276		57,439			45,522
Extraordinary loss from early extinguishment of debt		-		-		(1,687)			-
Net income		10,647		8,276		55,752			45,522
Distributions to preferred unitholders		(2,169)		(3,521)		(9,210)			(10,562)
Net income available to common unitholders		$8,478		$4,755		$46,542			$34,960
Weighted average common Units outstanding - basic Weighted average common Units outstanding - diluted		30,718 30,812		30,286 30,479		30,662 30,805			30,067 30,236

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

Per Common Unit Information - Diluted:
Income from continuing operations (net of preferred distributions)
Income from discontinued operations
Income before extraordinary item (net of preferred distributions)
Extraordinary loss from early extinguishment of debt
Net income available to common unitholders

	$ $ $ $ $ $ $ $ $ $	0.28 - 0.28 - 0.28 0.28 - 0.28 - 0.28	$ $ $ $ $ $ $ $ $ $	0.15 0.01 0.16 - 0.16 0.15 0.01 0.16 - 0.16	$ $ $ $ $ $ $ $ $ $	1.47 0.10 1.57 (0.06 1.52 1.47 0.10 1.57 (0.05 1.51	) )	$ $ $ $ $ $ $ $ $ $	1.14 0.02 1.16 - 1.16 1.14 0.02 1.16 - 1.16
The accompanying notes are an integral part of these consolidated statements.
GABLES REALTY LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited and Amounts in Thousands, Except Per Unit Data)
Nine Months Ended September 30,
		2002			2001

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
      Restricted cash
      Other assets
      Other liabilities, net
          Net cash provided by operating activities of continuing operations
          Net cash provided by operating activities of discontinued operations
               Net cash provided by operating activities

		$55,752 ( 3,014 37,175 ( 2,067 ( 19,974 1,112 1,687 - 1,155 411 2,120 6,455 80,812 194 81,006	) ) )		$45,522 ( 632 35,354 ( 26 ( 10,119 1,077 - 6,427 1,146 ( 617 ( 1,676 4,596 81,052 1,292 82,344	) ) ) ) )

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, development, construction and renovation of real estate assets
Recurring value retention capital expenditures
Non-recurring and/or value-enhancing capital expenditures
Restricted cash held in escrow, net
Net proceeds from sale of wholly-owned real estate assets
Net proceeds from disposition of discontinued operations
Investments in joint ventures
Net proceeds from sale of joint venture real estate assets
Proceeds from contribution of real estate assets to joint venture
Other
    Net cash used in investing activities

		( 73,762 ( 9,850 (7,707 349 46,803 18,393 ( 968 7,560 - ( 1,046 ( 20,228	) ) ) ) ) )		( 190,892 ( 9,178 (8,851 7,909 39,384 - ( 3,240 - 18,361 ( 4,002 (150,509	) ) ) ) ) )

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from  (distributions to) the Trust related to:
   Issuance of Series C Preferred Shares
   Redemption of Series A Preferred Shares
   Proceeds from the exercise of share options
Unit redemptions related to treasury share purchases
Unit redemptions for cash
Payments of deferred financing costs
Notes payable proceeds
Notes payable repayments
Prepayment penalty
Principal escrow payments released from (deposited into) escrow, net
Preferred distributions paid
Common distributions paid ($1.8075 and $1.7375 per Unit, respectively)
   Net cash (used in) provided by financing activities

		39,750 ( 115,000 7,597 ( 5,536 ( 231 ( 2,995 271,840 ( 192,791 ( 1,451 3,512 ( 9,439 ( 55,496 ( 60,240	) ) ) ) ) ) ) ) )		- - 14,008 - - ( 1,858 295,000 ( 178,977 - ( 546 ( 10,394 (52,384 64,849
) ) ) ) )
Net change in cash and cash equivalents Cash and cash equivalents, beginning of period Cash and cash equivalents, end of period		$538 4,231 4,769			$(3,316 4,252 936)
Supplemental disclosure of cash flow information: Cash paid for interest Interest capitalized Cash paid for interest, net of amounts capitalized	$ $	40,557 6,734 33,823		$ $	39,505 6,390 33,115
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

       As of September 30, 2002, the Trust was an 80.6% economic owner of our common equity. The Trust controls us through Gables GP, Inc. ("Gables GP"), a wholly-owned subsidiary of the Trust and our sole general partner. This structure is commonly referred to as an umbrella partnership REIT or "UPREIT." The board of directors of Gables GP, the members of which are the same as the members of the Trust's board of trustees, manages our affairs by directing the affairs of Gables GP. The Trust's limited partnership and indirect general partnership interests in us entitle it to share in our cash distributions, and in our profits and losses in proportion to its ownership interest therein and entitles the Trust to vote on all matters requiring a vote of the limited partners. Generally, our other limited partners are persons who contributed their direct or indirect interests in certain real estate assets to us primarily in connection with the IPO and the 1998 acquisition of the real estate assets and operations of Trammell Crow Residential South Florida ("South Florida"). We are obligated to redeem each common unit of limited partnership interest ("Unit") held by a person other than the Trust at the request of the holder for an amount equal to the fair market value of a share of the Trust's common shares at the time of such redemption, provided that we, at our option, may elect to acquire each Unit presented for redemption for one common share or cash. Such limited partners' redemption rights are reflected in "limited partners' capital interest" in the accompanying consolidated balance sheets at the cash redemption amount at the balance sheet date. The Trust's percentage ownership interest in us will increase with each redemption. In addition, whenever the Trust issues common shares or preferred shares, it is obligated to contribute any net proceeds to us and we are obligated to issue an equivalent number of common or preferred Units, as applicable, to the Trust.

       Distributions to holders of Units are made to enable distributions to be made to the Trust's shareholders under its dividend policy. The Trust must currently distribute 90% of its ordinary taxable income to its shareholders. We make distributions to the Trust to enable it to satisfy this requirement.

       As of September 30, 2002, we managed a total of 159 multifamily apartment communities comprising 45,047 apartment homes for assets owned by us and our third-party clients. At September 30, 2002, we owned 73 stabilized multifamily apartment communities comprising 20,325 apartment homes, an indirect 25% interest in one stabilized apartment community comprising 345 apartment homes, an indirect 20% interest in two stabilized apartment communities comprising 621 apartment homes, and an indirect 8.3% interest in three stabilized apartment communities comprising 1,118 apartment homes. We also owned nine multifamily apartment communities under development or in lease-up at September 30, 2002 that are expected to comprise 2,142 apartment homes upon completion and an indirect 20% interest in three apartment communities under development or in lease-up at September 30, 2002 that are expected to comprise 891 apartment homes upon completion. In addition, as of September 30, 2002, we owned parcels of land on which we intend to develop three apartment communities that we currently expect will comprise an estimated 1,217 apartment homes. We also have rights to acquire additional parcels of land on which we believe we could develop communities. Any future development is subject to our obtaining permits and other governmental approvals, as well as our ongoing business review, and may not be undertaken or completed.

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

Preferred Share Issuances and Redemptions

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

       On June 18, 1998, the Trust issued 180 shares of 5.0% Series Z Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share) in connection with the acquisition of a parcel of land for future development. The Series Z Preferred Shares, which are subject to mandatory redemption on June 18, 2018, may be redeemed at our option at any time for $25.00 per share plus accrued and unpaid dividends. The Series Z Preferred Shares are not subject to any sinking fund or convertible into any other securities of the Trust.

       On September 27, 2002, the Trust issued 1,600 shares of 7.875% Series C Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share) in a private placement.  The net proceeds from this issuance of $39.8 million, together with the net proceeds from the concurrent issuance of $40 million of senior unsecured notes (Note 4), were used to retire $82.5 million of senior unsecured notes at an interest rate of 8.3% that were scheduled to mature in December 2002.  The Series C Preferred Shares may be redeemed at $25.00 per share plus accrued and unpaid dividends on or after September 30, 2006.  The Series C Preferred Shares are not subject to any sinking fund or convertible into any other securities of the Trust.

Issuances of Common Operating Partnership Units

       Since the IPO, we have issued a total of 4,421 Units in connection with the South Florida acquisition, the acquisition of other operating apartment communities and the acquisition of a parcel of land for future development.

Issuance of Preferred Operating Partnership Units

       On November 12, 1998, we issued 2,000 of our 8.625% Series B Preferred Units to an institutional investor. The net proceeds from this issuance of $48.7 million were used to reduce outstanding indebtedness under interim financing vehicles.  We have the option to redeem the Series B Preferred Units after November 14, 2003. These Units are exchangeable by the holder into 8.625% Series B Cumulative Redeemable Preferred Shares of the Trust on a one-for-one basis; however, this exchange right is generally not exercisable until after November 14, 2008. The Series B Preferred Units have no stated maturity, sinking fund or mandatory redemption.

Common Equity Repurchase Program

       We have a common equity repurchase program pursuant to which the Trust is authorized to purchase up to $150 million of its outstanding common shares or Units. The Trust has repurchased shares from time to time in open market and privately negotiated transactions, depending on market prices and other conditions, using proceeds from sales of selected assets.   Whenever the Trust repurchases common shares from shareholders, we are required to redeem from the Trust an equivalent number of Units on the same terms and for the same aggregate price.  After redemption, the Units redeemed by us are no longer deemed outstanding.  Units have also been repurchased for cash upon their presentation for redemption by unitholders. As of September 30, 2002, we had redeemed 4,476 Units, including 4,181 Units redeemed by the Trust, for a total of $107,814, including related commissions of $167.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Unit Data)

       The accompanying interim unaudited financial statements have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation for these interim periods have been included. The results of operations for the interim period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the financial statements included in our Form 10-K for the year ended December 31, 2001.

       Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

4. PORTFOLIO AND OTHER FINANCING ACTIVITY

Community Dispositions Subject to Discontinued Operations Reporting

       In January 2002, we sold an operating apartment community in Houston comprising 256 apartment homes. The net proceeds from this sale were $15.3 million and were used to paydown outstanding borrowings under our credit facilities.  The gain from the sale of this community was $2.2 million.

       In March 2002, the Gables Residential Apartment Portfolio JV (the "GRAP JV") sold an operating apartment community located in Houston comprising 382 apartment homes for $31.0 million.  Our share of the net sales proceeds after repayment of construction loan indebtedness of $14.0 million was $3.1 million, resulting in a gain of $0.7 million.

       Historical operating results and gains are reflected in discontinued operations.  See Notes 5 and 6 for further discussion.

Community and Land Dispositions Not Subject to Discontinued Operations Reporting

       In January 2002, we sold (i) a 13.3 acre parcel of land in Houston that was adjacent to the 256 apartment home community sold and (ii) an operating apartment community in Houston comprising 246 apartment homes.  In March 2002, we sold an operating apartment community in Atlanta comprising 311 apartment homes.  The net proceeds from these sales were $46.8 million and were used to paydown outstanding borrowings under our credit facilities.  The gain from the land sale was $0.8 million and the aggregate gain from the sale of the two communities was $17.9 million.

       In March 2002, the GRAP JV sold an operating apartment community located in South Florida comprising 320 apartment homes for $27.7 million.  Our share of the net sales proceeds after repayment of construction loan indebtedness of $11.4 million was $3.0 million, resulting in a gain of $1.0 million.

      The GRAP JV sold an operating  apartment community located in Dallas comprising 222 apartment homes in July 2002 and an operating apartment community in South Florida comprising 290 apartment homes in September 2002.  The aggregate sales price for these two communities was $45.4 million.  Our share of the net sales proceeds after repayment of construction loan indebtedness of $21.2 million was $4.6 million, resulting in a gain of $0.9 million.

       During 2001, we contributed our interest in certain land and development rights to the Gables Residential Apartment Portfolio JV Two (the "GRAP JV Two") in return for (1) cash of $18.5 million and (2) capital account credit of $4.6 million.  The $2.8 million of gain we have recorded associated with this contribution was recognized when earned using the percentage of completion method since we serve as the developer and general contractor for the joint venture. As of September 30, 2002, we had recognized $2.8 million of this gain.  We recognized $0.3 million and $0.4 million of this gain during the three months ended September 30, 2002 and 2001, respectively, and $1.2 million and $1.2 million during the nine months ended September 30, 2002 and 2001, respectively.
       In addition, during the three months ended September 30, 2002 and 2001, we recognized $0.0 million and $0.1 million, respectively, of deferred gain associated with a parcel of land we sold in 2000. During the nine months ended September 30, 2002 and 2001, we recognized $0.1 million and $0.6 million, respectively, of deferred gain associated with this land sale.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Unit Data)
      Historical operating results and gains are reflected in continuing operations.  See Notes 5 and 6 for further discussion.

Community Acquisitions

       On September 28, 2001, we acquired the 80% membership interest of our venture partner in the GRAP JV in the Gables State Thomas Ravello apartment community located in Dallas comprising 290 apartment homes. In consideration for such community, we paid $12 million in cash and assumed a $16 million secured variable-rate note. This consideration was based on a valuation of the asset of $31 million and is net of our $3 million share of the venture distribution. We recorded a $5 million charge to unusual items in the third quarter of 2001 associated with the write-off of building components that are being replaced in connection with a remediation program to address water infiltration issues plaguing the asset.

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

Senior Unsecured Note Issuance

       On February 22, 2001, we issued $150 million of senior unsecured notes which bear interest at an annual rate of  7.25%, were priced to yield 7.29% and mature in February 2006. The net proceeds of $148.5 million were used to reduce borrowings under our unsecured credit facilities and repay our $40 million term loan, which had a November 2001 maturity date.

      On July 8, 2002, we issued $180 million of senior unsecured notes which bear interest at an annual rate of 5.75%, were priced to yield 5.81% and mature in July 2007.  The net proceeds of $178 million were used to redeem all outstanding shares of the 8.3% Series A Cumulative Redeemable Preferred Shares totaling $115 million on August 9, 2002 and to reduce borrowings under our unsecured credit facilities.

       On September 27, 2002, we issued $40 million of senior unsecured notes in two tranches in a private placement:  $30 million at an annual rate of 5.86% maturing in September 2009, and $10 million at an annual rate of 6.10% maturing in September 2010.  The net proceeds of $39.8 million, together with the net proceeds from the concurrent issuance of Series C Preferred Shares (Note 2), were used to retire $82.5 million of senior unsecured notes at an interest rate of 8.3% that were scheduled to mature in December 2002.  We did not incur any prepayment costs in connection with the early debt retirement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Unit Data)

 5. RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued, establishing accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statements of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137, was effective for us beginning January 1, 2001. The impact of SFAS No. 133 on our financial statements will depend on the extent, type and effectiveness of our hedging activities. SFAS No. 133 could increase volatility in net income and other comprehensive income. We had no derivative instruments in place from January 1, 2001 to September 30, 2002.

       In June 2001, SFAS No. 141, "Business Combinations," (effective for us July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets," (effective for us January 1, 2002) were issued. SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. We have not accounted for any of our business combinations since our IPO using the pooling method of accounting and did not have goodwill or other intangible assets at December 31, 2001 or September 30, 2002.  As a result, the adoption of SFAS No. 141 and SFAS No. 142 did not have a significant impact on our financial statements.

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

       In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued.  SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred.  Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred.  Adoption of SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  We believe that the adoption of SFAS No. 146 will not have a significant impact on our financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Unit Data)

 6.  DISCONTINUED OPERATIONS

       We adopted SFAS No. 144 effective January 1, 2002 which requires, among other things, that the operating results of certain real estate assets which have been sold subsequent to January 1, 2002, or otherwise qualify as held for disposition (as defined by SFAS No. 144), be included in discontinued operations in the statements of operations for all periods presented. Three of our wholly-owned operating real estate assets were sold during the first quarter of 2002.  We retained management of two of the three wholly-owned assets sold at terms commensurate with current market conditions.  Due to our continuing involvement with the operations of the two assets sold that we are continuing to manage, the operating results of these assets are included in continuing operations. The operating results for the one wholly-owned asset and one unconsolidated joint venture asset sold during the first quarter of 2002 are included in discontinued operations in the statements of operations for all periods presented. Interest expense has been allocated to the results of the discontinued operations in accordance with EITF No. 87-24.  We had no assets that qualified as held for disposition as defined by SFAS No. 144 at December 31, 2001 or September 30, 2002.

         Condensed financial information of the results of operations for the real estate assets sold included in discontinued operations is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2002	2001		2002		2001
Total property revenues Equity in income of joint ventures Total revenues	$ - - -	$669 29 698		$197 45 242		$1,973 89 2,062
Property operating and maintenance expense Real estate asset depreciation and amortization Interest expense Total expenses	- - - -	( 268 ( 141 ( 87 ( 496	) ) ) )	( 91 ( 48 ( 34 ( 173	) ) ) )	( 764 ( 420 ( 246 ( 1,430	) ) ) )
Income from discontinued operations	-	202		69		632
Gain on disposition of discontinued operations	-	-		2,945		-
Income from discontinued operations	$ -	$202		$3,014		$632

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

Income from discontinued operations - basic and diluted

Income before extraordinary item (net of preferred distributions) -
    basic and diluted

Extraordinary loss - basic and diluted

Net income - basic and diluted	$ $ $ $ $	8,478 - 8,478 - 8,478	$ $ $ $ $	4,553 202 4,755 - 4,755	$ $ $ $ $	45,215 3,014 48,229 (1,687 46,542)	$ $ $ $ $	34,328 632 34,960 - 34,960
Common Units (denominator): Average Units outstanding - basic Incremental Units from assumed conversions of: Stock options Other Average Units outstanding - diluted		30,718 87 7 30,812		30,286 187 6 30,479		30,662 137 6 30,805		30,067 163 6 30,236

8.  SEGMENT REPORTING

        Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our senior management group.

       We own, operate and develop multifamily apartment communities in major markets located in Texas, Georgia, Florida, Washington, D.C. and Tennessee. Such apartment communities generate rental revenue and other income through the leasing of apartment homes to a diverse base of residents.  The operating performance of each of our communities is affected by the supply and demand dynamics within the immediate submarket or neighborhood of the major market that each such community is located in.  We evaluate the performance of each of our apartment communities on an individual basis. However, because each of our apartment communities has similar economic characteristics, residents, and products and services, our apartment communities have been aggregated into one reportable segment. This segment comprises 95% and 96% of our total revenues for the three months ended September 30, 2002 and 2001, respectively, and 95% and 96% of our total revenues for the nine months ended September 30, 2002 and 2001, respectively.

        The primary financial measure for our reportable business segment is net operating income ("NOI"), which represents total property revenues less property operating and maintenance expenses (as reflected in the accompanying statements of operations). Accordingly, NOI excludes certain expenses included in the determination of net income. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. The NOI yield or return on total capitalized costs is an additional measure of financial performance. NOI from our wholly-owned apartment communities included in continuing operations totaled $34,965 and $39,221 for the three months ended September 30, 2002 and 2001, respectively, and $108,591 and $116,184 for the nine months ended September 30, 2002 and 2001, respectively.  All other segment measurements are disclosed in our consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property  and Per Unit Data)

9.  COMMITMENTS AND CONTINGENCIES

Commitments

       We currently have five communities under development that are expected to comprise 1,246 apartment homes upon completion and an indirect 20% ownership interest in two development communities that are expected to comprise 571 apartment homes upon completion.  The estimated costs to complete the development of these assets that we are obligated to fund total $84 million at September 30, 2002, including $1 million for the co-investment development communities.

Contingencies

       We are subject to various legal proceedings and claims that arise in the ordinary course of business.  These matters are generally covered by insurance.  While the resolution of these matters cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our financial position or results of operations.

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

Business Objectives and Strategy

      The Trust's objective is to increase shareholder value by producing consistent high quality earnings to sustain dividends and annual total returns that exceed the multifamily sector average. To achieve that objective, we employ a number of business strategies. First, our long-term investment strategy is research-driven, with the objective of creating a portfolio of high quality assets in approximately six to eight strategically selected markets that are complementary through economic diversity and characterized by high job growth and resiliency to national economic downturns. We believe such a portfolio will provide predictable growth in operating cash flow on a sustainable basis. Second, we adhere to a strategy of owning and operating high quality, class AA/A apartment communities under the Gables brand. We believe that such communities, when located in highly desirable areas to live and supplemented with high quality service and amenities, attract the affluent renter-by-choice who is willing to pay a premium for location preference, superior service and high quality communities. The resulting portfolio should maintain high levels of occupancy and rental rates. This, coupled with more predictable operating expenses and reduced capital expenditure requirements associated with high quality construction materials, should lead to operating margins that exceed national averages for the multifamily sector and sustainable growth in operating cash flow. Third, our aim is to be recognized as the employer of choice within the industry. Our mission of Taking Care of the Way People Live is a cornerstone of our strategy, involving innovative human resource practices that we believe will attract and retain the highest caliber associates. Because of our long-established presence as a fully integrated apartment management, development, construction, acquisition and disposition company within our markets, we have the ability to offer multi-faceted career opportunities among the various disciplines within the industry. Finally, our capital strategy is to maximize return on invested capital while maintaining financial flexibility through a conservative, investment grade credit profile. We judiciously manage our capital and are able to recycle existing capital through asset dispositions.

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

       Portfolio-wide occupancy levels and rental rates have declined slightly as a result of national economic weakness, coupled with low mortgage rates which have resulted in an increase in home purchases by apartment residents. We expect portfolio-wide rental expenses for 2002 to increase at a rate ahead of inflation due in part to a significant increase in insurance costs, along with higher turnover and marketing costs associated with the current national economic conditions.  In addition, we expect property revenues on a same-store basis to be lower in 2002 than in 2001.  We expect operating fundamentals for our business will improve when job growth improves in our markets.  The job growth prospects for our markets are partially related to national economic conditions.  It is uncertain whether, and to what extent, the national economy and related job growth will improve in 2003.

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

Preferred Share Issuances and Redemptions

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

       On June 18, 1998, the Trust issued 180 shares of 5.0% Series Z Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share) in connection with the acquisition of a parcel of land for future development. The Series Z Preferred Shares, which are subject to mandatory redemption on June 18, 2018, may be redeemed at our option at any time for $25.00 per share plus accrued and unpaid dividends. The Series Z Preferred Shares are not subject to any sinking fund or convertible into any other securities of the Trust.

      On September 27, 2002, the Trust issued 1,600 shares of 7.875% Series C Cumulative Redeemable Preferred Shares (liquidation preference $25.00 per share) in a private placement.  The net proceeds from this issuance of $39.8 million, together with the net proceeds from the concurrent issuance of $40 million of senior unsecured notes, were used to retire $82.5 million of senior unsecured notes at an interest rate of 8.3% that were scheduled to mature in December 2002.  The Series C Preferred Shares may be redeemed at $25.00 per share plus accrued and unpaid dividends on or after September 30, 2006.  The Series C Preferred Shares are not subject to any sinking fund or convertible into any other securities of the Trust.

Issuances of Common Operating Partnership Units

       Since the IPO, we have issued a total of 4,421 Units in connection with the 1998 acquisition of the real estate assets and operations of South Florida, the acquisition of other operating apartment communities and the acquisition of a parcel of land for future development.

Issuance of Preferred Operating Partnership Units

       On November 12, 1998, we issued 2,000 of our 8.625% Series B Preferred Units to an institutional investor. The net proceeds from this issuance of $48.7 million were used to reduce outstanding indebtedness under interim financing vehicles. We have the option to redeem the Series B Preferred Units after November 14, 2003. These Units are exchangeable by the holder into 8.625% Series B Cumulative Redeemable Preferred Shares of the Trust on a one-for-one basis; however, this exchange right is generally not exercisable until after November 14, 2008. The Series B Preferred Units have no stated maturity, sinking fund or mandatory redemption.

Common Equity Repurchase Program

       We have a common equity repurchase program pursuant to which the Trust is authorized to purchase up to $150 million of its outstanding common shares or Units.  The Trust has repurchased shares from time to time in open market and privately negotiated transactions, depending on market prices and other conditions, using proceeds from sales of selected assets. Whenever the Trust same terms and for the same aggregate price.  After redemption the Units redeemed by us are no longer deemed outstanding.  Units have also been repurchased for cash upon their presentation for redemption by unitholders. As of September 30, 2002, we had redeemed 4,476 Units, including 4,181 Units redeemed by the Trust, for a total of $107,814, including related commissions of $167.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

 Portfolio and Other Financing Activity

Community Dispositions Subject to Discontinued Operations Reporting

       In January 2002, we sold an operating apartment community in Houston comprising 256 apartment homes. The net proceeds from this sale were $15.3 million and were used to paydown outstanding borrowings under our credit facilities.  The gain from the sale of this community was $2.2 million.

       In March 2002, the Gables Residential Apartment Portfolio JV (the "GRAP JV") sold an operating apartment community located in Houston comprising 382 apartment homes for $31.0 million.  Our share of the net sales proceeds after repayment of construction loan indebtedness of $14.0 million was $3.1 million, resulting in a gain of $0.7 million.

       Historical operating results and gains are reflected in discontinued operations.  See Notes 5 and 6 to the accompanying  consolidated financial statements for further discussion.

Community and Land Dispositions Not Subject to Discontinued Operations Reporting

       In January 2002, we sold (i) a 13.3 acre parcel of land in Houston that was adjacent to the 256 apartment home community sold and (ii) an operating apartment community in Houston comprising 246 apartment homes.  In March 2002, we sold an operating apartment community in Atlanta comprising 311 apartment homes.  The net proceeds from these sales were $46.8 million and were used to paydown outstanding borrowings under our credit facilities.  The gain from the land sale was $0.8 million and the aggregate gain from the sale of the two communities was $17.9 million.

       In March 2002, the GRAP JV sold an operating apartment community located in South Florida comprising 320 apartment homes for $27.7 million.  Our share of the net sales proceeds after repayment of construction loan indebtedness of $11.4 million was $3.0 million, resulting in a gain of $1.0 million.

       The GRAP JV sold an operating  apartment community located in Dallas comprising 222 apartment homes in July 2002 and an operating apartment community in South Florida comprising 290 apartment homes in September 2002.  The aggregate sales price for these two communities was $45.4 million.  Our share of the net sales proceeds after repayment of construction loan indebtedness of $21.2 million was $4.6 million, resulting in a gain of $0.9 million.

       During 2001, we contributed our interest in certain land and development rights to the Gables Residential Apartment Portfolio JV Two (the "GRAP JV Two") in return for (1) cash of $18.5 million and (2) capital account credit of $4.6 million. The $2.8 million of gain we have recorded associated with this contribution was recognized when earned using the percentage of completion method since we serve as the developer and general contractor for the joint venture.  As of September 30, 2002, we had recognized $2.8 million of this gain.  We recognized $0.3 million and $0.4 million of this gain during the three months ended September 30, 2002 and 2001, respectively, and $1.2 million and $1.2 million during the nine months ended September 30, 2002 and 2001, respectively.

       In addition, during the three months ended September 30, 2002 and 2001, we recognized $0.0 million and  $0.1 million, respectively,  of deferred gain associated with a parcel of land we sold in 2000. During the nine months ended September 30, 2002 and 2001, we recognized $0.1 million and $0.6 million, respectively, of deferred gain associated with this land sale.

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

       Historical operating results and gains are reflected in continuing operations.  See Notes 5 and 6 to the accompanying consolidated financial statements for further discussion.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

 Community Acquisitions

       On September 28, 2001, we acquired the 80% membership interest of our venture partner in the GRAP JV in the Gables State Thomas Ravello apartment community located in Dallas comprising 290 apartment homes. In consideration for such community, we paid $12 million in cash and assumed a $16 million secured variable-rate note. This consideration was based on a valuation of the asset of $31 million and is net of our $3 million share of the venture distribution. We recorded a $5 million charge to unusual items in the third quarter of 2001 associated with the write-off of building components that are being replaced in connection with a remediation program to address water infiltration issues plaguing the asset.

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

Senior Unsecured Note Issuance

       On February 22, 2001, we issued $150 million of senior unsecured notes which bear interest at an annual rate of  7.25%, were priced to yield 7.29% and mature in February 2006. The net proceeds of $148.5 million were used to reduce borrowings under our unsecured credit facilities and repay our $40 million term loan, which had a November 2001 maturity date.

       On July 8, 2002, we issued $180 million of senior unsecured notes which bear interest at an annual rate of 5.75%, were priced to yield 5.81% and mature in July 2007.  The net proceeds of $178 million were used to redeem all outstanding shares of the 8.3% Series A Cumulative Redeemable Preferred Shares totaling $115 million on August 9, 2002 and to reduce borrowings under our unsecured credit facilities.

       On September 27, 2002, we issued $40 million of senior unsecured notes in two tranches in a private placement:  $30 million at an annual rate of 5.86% maturing in September 2009, and $10 million at an annual rate of 6.10% maturing in September 2010.  The net proceeds of $39.8 million, together with the net proceeds from the concurrent issuance of Series C Preferred Shares, were used to retire $82.5 million of senior unsecured notes at an interest rate of 8.3% that were scheduled to mature in December 2002.  We did not incur any prepayment costs in connection with the early debt retirement.

Debt Refinancing

       In May 2002, we called $48.4 million of secured tax-exempt bond indebtedness with an interest rate of 6.375% and re-issued the bonds on an unsecured basis at a rate of 4.75%. In connection with the early extinguishment of debt, we incurred a prepayment penalty of $1,451 and wrote-off unamortized deferred financing costs totaling $236. Such charges totaling $1,687 are reflected as an extraordinary loss in the statements of operations.  The previous bonds required monthly principal amortization payments that were retained in an escrow account and were not applied to reduce the outstanding principal balance of the loan. Such principal payments held in escrow totaling $4,121 were released in May 2002. This refinancing transaction allowed us to improve our debt constant by 2.75%, unencumber nine communities comprising 2,028 apartment homes and achieve a positive net present value result.

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

         Our real estate development pursuits are subject to our obtaining permits and other governmental approvals, as well as our ongoing business review of the underlying real estate fundamentals and the impact on our capital structure. We do not always move forward with development of our real estate pursuits, and therefore, we evaluate the viability of real estate pursuits and the recoverability of capitalized pursuit costs regularly. Based on this periodic review, we expense any costs that are deemed unrealizable at that time to general and administrative expense.

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

Asset Impairment Evaluation

       Under GAAP, real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. As noted above, the cost of buildings and improvements includes interest, property taxes, insurance, and allocated development overhead incurred during the construction period. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis over the estimated useful lives of 20-40 years for buildings and improvements and 5 years for furniture, fixtures and equipment.   As required by GAAP, we periodically evaluate our real estate assets to determine if there has been any impairment in their carrying value and record impairment losses if there are indicators of impairment and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. At September 30, 2002, we did not own any real estate assets that meet the impairment criteria.

Discontinued Operations

      We adopted SFAS No. 144 effective January 1, 2002 which requires, among other things, that the operating results of certain real estate assets which have been sold subsequent to January 1, 2002, or otherwise qualify as held for disposition (as defined by SFAS No. 144), be included in discontinued operations in the statements of operations for all periods presented. Three of our wholly-owned operating real estate assets were sold during the first quarter of 2002.  We retained management of two of the three wholly-owned assets sold at terms commensurate with current market conditions.  Due to our continuing involvement with the operations of the two assets sold that we are continuing to manage, the operating results of these assets are included in continuing operations. The operating results for the one wholly-owned asset and one unconsolidated joint venture asset sold during the first quarter of 2002 are included in discontinued operations in the statements of operations for all periods presented. Interest expense has been allocated to the results of the discontinued operations in accordance with EITF No. 87-24.  We had no assets that qualified as held for disposition as defined by SFAS No. 144 at December 31, 2001 or September 30, 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

       Condensed financial information of the results of operations for the real estate assets sold included in discontinued operations is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2002	2001		2002		2001
Total property revenues Equity in income of joint ventures Total revenues	$ - - -	$669 29 698		$197 45 242		$1,973 89 2,062
Property operating and maintenance expense Real estate asset depreciation and amortization Interest expense Total expenses	- - - -	( 268 ( 141 ( 87 ( 496	) ) ) )	( 91 ( 48 ( 34 ( 173	) ) ) )	( 764 ( 420 ( 246 (1,430	) ) ) )
Income from discontinued operations	-	202		69		632
Gain on disposition of discontinued operations	-	-		2,945		-
Income from discontinued operations	$ -	$202		$3,014		$632

Results of Operations

Comparison of operating results for the three months ended September 30, 2002 (the "2002 Period") to the three months ended September 30, 2001 (the "2001 Period").

       Our net income is generated primarily from the operation of our apartment communities. For purposes of evaluating comparative operating performance, we categorize our operating communities based on the period each community reaches stabilized occupancy. A community is considered to have achieved stabilized occupancy on the earlier to occur of (1) attainment of 93% physical occupancy or (2) one year after completion of construction. The operating performance for all of our wholly-owned apartment communities combined for the three months ended September 30, 2002 and 2001 is summarized as follows:

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

	Three Months Ended September 30, 2002 2001
			$ Change		% Change
Rental and other property revenues:
Same store communities (a)
Communities stabilized during the 2002
    Period, but not during the 2001 Period (b)
Triple net master lease communities (c)
Development and lease-up communities (d)
Renovation communities (e)
Acquired communities (f)
Sold communities (g)
Total property revenues	$46,851 814 1,646 2,085 3,520 1,597 - $56,513	$47,987 737 1,797 447 4,211 853 3,673 $59,705	$ ( 1,136 77 ( 151 1,638 ( 691 744 ( 3,673 $( 3,192	) ) ) ) )	( 2.4% 10.4% ( 8.4% 366.4% ( 16.4% 87.2% ( 100.0% ( 5.3%	) ) ) ) )

Property operating and maintenance expenses
(exclusive of depreciation and amortization):
Same store communities (a)
Communities stabilized during the 2002
     Period, but not during the 2001 Period (b)
Triple net master lease communities (c)
Development and lease-up communities (d)
Renovation communities (e)
Acquired communities (f)
Sold communities (g)
     Total specified expenses

	$17,519 337 - 1,443 1,679 570 - $21,548	$16,754 305 - 140 1,533 269 1,483 $20,484	$765 32 - 1,303 146 301 ( 1,483 $ 1,064)		4.6% 10.5% - 930.7% 9.5% 111.9% ( 100.0% 5.2%	)
Revenues in excess of specified expenses	$34,965	$39,221	$(4,256)		( 10.9%	)
Revenues in excess of specified expenses as a percentage of total property revenues	61.9%	65.7%	-		( 3.8%	)
(a) Communities that were owned and fully stabilized throughout both the 2002 Period and the  2001 Period ("same store").
(b) Communities that were stabilized during all of the 2002 Period, but were not stabilized during all of the 2001 Period.
(c) Communities that were subject to a triple net master lease agreement throughout both the 2002 Period and the 2001 Period.
(d) Communities in the development and/or lease-up phase that were not fully stabilized during all or any of the 2002 Period.
(e) Communities that were in renovation subsequent to July 1, 2001.
(f) Communities that were acquired subsequent to July 1, 2001.
(g) Communities that were sold subsequent to July 1, 2001 that are not included in discontinued operations.

      Total property revenues decreased $3,192, or 5.3%, from $59,705 to $56,513 due to 2001 and 2002 sales of apartment communities that are not reflected in discontinued operations, a decrease in the number of available apartment homes due to renovations,  and a decrease in same-store performance as a result of national economic weakness.  These decreases were partially offset by an increase in the number of apartment homes resulting from the development and acquisition of additional communities.  Below is additional data regarding the changes in total property revenues for two of the seven community categories presented in the preceding table:

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

 Same store communities:
Market	Number of Communities	Number of Apartment Homes	% of 2002 Period NOI	Physical Occupancy During the 2002 Period	Change in Physical Occupancy		$ Change in Revenues		% Change in Revenues
South Florida Houston Atlanta Austin Dallas Other Totals	15 16 14 7 7 4 63	4,377 5,020 3,613 1,677 1,423 1,243 17,353	29.3% 26.4% 18.7% 11.1% 9.5% 5.0% 100.0%	93.8% 93.6% 92.3% 94.8% 94.8% 91.7% 93.6%	( 0.7% ( 2.1% ( 2.1% 1.8% ( 1.6% ( 0.6% ( 1.1%	) ) ) ) ) )	$ 36 166 ( 764 ( 325 ( 166 ( 83 $(1,136	) ) ) ) )	0.3% 1.3% ( 8.2% ( 5.5% ( 3.6% ( 3.2% ( 2.4%	) ) ) ) )

Development and lease-up communities:

Market	Number of Communities	Number of Apartment Homes	% of Total Apartment Homes	Physical Occupancy During the 2002 Period	Change in Revenues
Orlando Houston Atlanta Dallas Totals	1 1 2 1 5	315 296 263 245 1,119	28.2% 26.4% 23.5% 21.9% 100.0%	73.1% 63.7% 53.8% 10.0% 48.8%	$ 312 555 689 82 $1,638

       Property management revenues increased $153, or 9.6%, from $1,598 to $1,751 due primarily to an increase in the number of units managed.

       Development revenues, net, remained steady, with a nominal decrease of $11, or 7.6%, from $144 to $133.

       Our share of the operating results for the apartment communities in which we have a joint venture interest for the 2002 Period and 2001 Period is as follows:

2002 Period
Stabilized (a)	Development & Lease-up (b)	Sales (c)	Total	2001 Period

Gables' share of joint venture results:
Rental and other revenues
Property operating and maintenance expenses
(exclusive of depreciation and amortization)
     Revenues in excess of specified expenses
Interest expense
Amortization of deferred costs
Other
     Funds from operations
Gain on sale of real estate assets
Real estate asset depreciation
     Equity in income of joint ventures

Capital expenditures

Number of operating communities
Number of units in operating communities
Average percent occupied during the period

$651 ( 266 $ 385 ( 146 ( 4 ( 4 $ 231 - ( 174 $ 57 28 5 1,898 94	) ) ) ) ) %	$ 331 ( 124 $ 207 ( 57 ( 8 ( 3 $ 139 - ( 119 $ 20 2 3 780 61	) ) ) ) ) %	$167 ( 82 $ 85 ( 29 ( 5 - $ 51 857 ( 54 $ 854 5 2 512 94	) ) ) ) %	$1,149 ( 472 $ 677 ( 232 ( 17 ( 7 $421 857 ( 347 $ 931 35 10 3,190 85	) ) ) ) ) %	$1,176 ( 599 $ 577 ( 307 ( 11 3 $ 262 - ( 273 $( 11 45 11 3,658 76	) ) ) ) ) %
(a) Communities that were owned and fully stabilized throughout the 2002 Period.
(b) Communities in the development and/or lease-up phase that were not fully stabilized during all or any of the 2002 Period.
(c) Communities that were sold subsequent to July 1, 2002 that are not included in discontinued operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

       Interest income decreased $28, or 15.3%, from $183 to $155 due to a decrease in interest-bearing deposits and a decrease in interest rates.

       Other revenues increased $360, or 41.8%, from $862 to $1,222 due to income earned during the 2002 Period related to certain non-routine items, partially offset by decreases related to our third-party brokerage and corporate rental housing services.

       Property operating and maintenance expense (exclusive of depreciation and amortization) increased $1,064, or 5.2%, from $20,484 to $21,548 due to an increase in the number of apartment homes resulting from the development and acquisition of additional communities, as well as same-store expenses increasing 4.6%.  This increase is at a rate ahead of inflation due to a significant increase in insurance costs, along with higher turnover and marketing costs associated with the current national economic conditions. This increase is offset in part by the 2001 and 2002 sales of apartment communities that are not reflected in discontinued operations.

       Real estate depreciation and amortization expense decreased $1,044, or 8.9%, from $11,780 to $10,736 due to a non-recurring correcting adjustment recorded to depreciation in the 2002 Period of $1.7 million and the impact of the 2001 and 2002 sales of apartment communities that are not reflected in discontinued operations.  These decreases are partially offset by the impact of the development and acquisition of additional communities and capital improvements made to existing operating communities.

       Property management expense for owned communities and third party properties on a combined basis increased $89, or 3.2%, from $2,799 to $2,888 due to inflationary increases in expenses.  We allocate property management expenses to both owned communities and third-party properties based on the proportionate share of total apartment homes and units managed.

       Interest expense and credit enhancement fees increased $981 or 8.7%, from $11,289 to $12,270 due primarily to an increase in outstanding indebtedness associated with the redemption of the Series A Preferred Shares and an increase in operating debt associated with the development and acquisition of additional communities.  These increases have been offset in part by a decrease in outstanding indebtedness associated with the 2001 and 2002 sales of apartment communities and a decrease in interest rates.

       General and administrative expense increased $223 or 12.2%, from $1,829 to $2,052 due primarily to abandoned real estate pursuit costs expensed during the 2002 Period.

       Corporate asset depreciation and amortization increased $178, or 78.4%, from $227 to $405 due primarily to an increase in amortization resulting from the depreciation of our new general ledger and web-based property management system, eGables, beginning January 2002.

       Unusual items of $6,247 in the 2001 Period is comprised of (1) a $5,006 charge associated with the write-off of building components at Gables State Thomas Ravello that are being replaced in connection with a remediation program, (2) $520 in reserves associated with certain technology investments, and (3) $721 of abandoned real estate pursuit costs as a result of  September 2001 events which impacted the U.S. economy.

       Gain on sale of land and development rights of $267 in the 2002 Period relates to recognition of deferred gain associated with the 2001 contribution of land and development rights into the GRAP JV Two.

       Gain on sale of land and development rights of $515 in the 2001 Period is comprised of (1) $396 associated with the 2001 contribution of land  and development rights into the GRAP JV Two and (2) recognition of $119 of deferred gain associated with a land sale in 2000.

Comparison of operating results for the nine months ended September 30, 2002 (the "2002 Period") to the nine months ended September 30, 2001 (the "2001 Period").

       Our net income is generated primarily from the operation of our apartment communities. For purposes of evaluating comparative operating performance, we categorize our operating communities based on the period each community reaches stabilized occupancy. A community is considered to have achieved stabilized occupancy on the earlier to occur of (1) attainment of 93% physical occupancy or (2) one year after completion of construction. The operating performance for all of our wholly-owned apartment communities combined for the nine months ended September 30, 2002 and 2001 is summarized as follows:

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

		Nine Months Ended September 30, 2002 2001
						$ Change		% Change
Rental and other property revenues:
Same store communities (a)
Communities stabilized during the 2002 Period,
   but not during the 2001 Period (b)
Triple net master lease communities (c)
Development and lease-up communities (d)
Renovation communities (e)
Acquired communities (f)
Sold communities (g)
Total property revenues	$ $	134,286 - 4,940 6,710 10,993 11,490 898 169,317	$ $	135,506 - 4,921 2,454 12,638 5,437 12,295 173,251	$ $	( 1,220 - 19 4,256 ( 1,645 6,053 ( 11,397 ( 3,934	) ) ) )	( 0.9% - 0.4% 173.4% ( 13.0% 111.3% ( 92.7% ( 2.3%	) ) ) )

Property operating and maintenance expenses
(exclusive of depreciation and amortization):
Same store communities (a)
Communities stabilized during the 2002 Period,
   but not during the 2001 Period (b)
Triple net master lease communities (c)
Development and lease-up communities (d)
Renovation communities (e)
Acquired communities (f)
Sold communities (g)
   Total specified expenses

	$ $	48,444 - - 3,810 4,642 3,552 278 60,726	$ $	45,608 - - 949 4,305 1,538 4,667 57,067	$ $	2,836 - - 2,861 337 2,014 ( 4,389 3,659)		6.2% - - 301.5% 7.8% 130.9% ( 94.0% 6.4%	)
Revenues in excess of specified expenses		$108,591		$116,184	$	(7,593)		( 6.5%	)
Revenues in excess of specified expenses as a percentage of total property revenues		64.1%		67.1%		-		( 3.0%	)
(a) Communities that were owned and fully stabilized throughout both the 2002 Period and the 2001 Period ("same store").
(b) Communities that were stabilized during all of the 2002 Period, but were not stabilized during all of the 2001 Period.
(c) Communities that were subject to a triple net master lease agreement throughout both the 2002 Period and the 2001 Period.
(d) Communities in the development and/or lease-up phase that were not fully stabilized during all or any of the 2002 Period.
(e) Communities that were in renovation subsequent to January 1, 2001.
(f) Communities that were acquired subsequent to January 1, 2001.
(g) Communities that were sold subsequent to January 1, 2001 that are not included in discontinued operations.

        Total property revenues decreased $3,934, or 2.3%, from $173,251 to $169,317 due to 2001 and 2002 sales of apartment communities that are not reflected in discontinued operations, a decrease in the number of available apartment homes due to renovations and a decrease in same-store performance as a result of national economic weakness.  These decreases were partially offset by an increase in the number of apartment homes resulting from the development and acquisition of additional communities. Below is additional data regarding the changes in total property revenues for two of the seven community categories presented in the preceding table:

Same store communities:

Market	Number of Communities	Number of Apartment Homes	% of 2002 Period NOI	Physical Occupancy During the 2002 Period	Change in Physical Occupancy	$ Change in Revenues	% Change in Revenues
Houston So. Florida Atlanta Austin Dallas Other Totals	16 13 14 7 7 4 61	5,020 3,845 3,613 1,677 1,423 1,243 16,821	27.9% 24.6% 20.2% 12.2% 10.0% 5.1% 100.0%	93.8% 94.4% 91.9% 92.9% 95.3% 90.6% 93.4%	(1.0%) (0.4%) (2.4%) (0.8%) (1.3%) (2.4%) (1.2%)	$1,417 581 ( 1,675 ( 929 ( 221 ( 393 $(1,220	) ) ) ) )	3.9% 1.8% ( 6.0% ( 5.2% ( 1.6% ( 5.0% ( 0.9%	) ) ) ) )

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

Development and lease-up communities:

Market	Number of Communities	Number of Apartment Homes	% of Total Apartment Homes	Physical Occupancy During the 2002 Period	Change in Revenues
Orlando Houston Atlanta Dallas Total	1 1 2 2 6	315 296 263 422 1,296	24.3% 22.8% 20.3% 32.6% 100.0%	61.0% 41.4% 27.4% 67.9% 49.1%	$1,134 1,109 1,138 875 $4,256

       Property management revenues increased $850, or 18.8%, from $4,524 to $5,374 due primarily to the May 2001 acquisition of the D.C. Management Co.

       Development revenues, net, decreased $163, or 29.4%, from $555 to $392 due primarily to a decrease in development and construction services provided to third parties.

      Our share of the operating results for the apartment communities in which we have a joint venture interest for the 2002 Period and 2001 Period is as follows:

2002 Period

Gables' share of joint venture results:
Rental and other revenues
Property operating and maintenance expenses
(exclusive of depreciation and amortization)
   Revenues in excess of specified expenses
Interest expense
Amortization of deferred costs
Other
   Funds from operations
Gain on sale of real estate assets
Real estate asset depreciation
   Equity in income of joint ventures

Capital expenditures

Number of operating communities
Number of units in operating communities
Average percent occupied during the period

Stabilized (a)		Development & Lease-up (b)		Sales (c)		Total		2001 Period
$ 1,969 ( 840 $ 1,129 ( 448 ( 17 ( 16 $ 648 - ( 520 $ 128 113 5 1,898 92%	) ) ) ) )	$ 660 ( 306 $ 354 ( 111 ( 21 ( 6 $216 - ( 244 $( 28 5 3 780 37%	) ) ) ) ) )	$ 911 ( 389 $ 522 ( 125 ( 13 ( 5 $ 379 1,864 (276 $1,967 46 3 832 94%	) ) ) ) )	$3,540 (1,535 $ 2,005 ( 684 ( 51 ( 27 $1,243 1,864 ( 1,040 $ 2,067 164 11 3,510 80%	) ) ) ) )	$4,295 ( 1,829 $ 2,466 ( 1,272 ( 50 18 $1,162 - ( 1,136 $ 26 99 13 4,190 78%	) ) ) )
(a) Communities that were owned and fully stabilized throughout the 2002 Period.
(b) Communities in the development and/or lease-up phase that were not fully stabilized during all or any of the 2002 Period.
(c) Communities that were sold subsequent to January 1, 2002 that are not included in discontinued operations.

       Interest income decreased $301, or 47.3%, from $637 to $336 due to a decrease in interest-bearing deposits and a decrease in interest rates.

       Other revenues increased $1,116, or 60.1%, from $1,857 to $2,973 due to an increase in revenues from our third-party brokerage and corporate rental housing services and income earned during the 2002 Period related to certain non-routine items.

       Property operating and maintenance expense (exclusive of depreciation and amortization) increased $3,659, or 6.4%, from $57,067 to $60,726 due to an increase in the number of apartment homes resulting from the development and acquisition of additional communities, as well as same-store expenses increasing 6.2%.  This increase is at a rate ahead of inflation due to a significant increase in insurance costs, along with higher turnover and marketing costs associated with the current national economic conditions.  This increase is offset in part by the 2001 and 2002 sales of apartment communities that are not reflected in discontinued operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

       Real estate depreciation and amortization expense increased $935, or 2.8%, from $33,996 to $34,931 due primarily to the impact of the development and acquisition of additional communities and capital improvements made to existing operating communities, offset by the impact of the 2001 and 2002 sales of apartment communities that are not reflected in discontinued operations and a non-recurring correcting adjustment recorded to depreciation in the 2002 Period of $1.7 million.

       Property management expense for owned communities and third party properties on a combined basis increased $1,665, or 20.9%, from $7,965 to $9,630 due primarily to the May 2001 acquisition of the D.C. Management Co. and certain software licensing fees incurred in the 2002 Period.   We allocate property management expenses to both owned communities and third party properties based on the proportionate share of total apartment homes and units managed.

       Interest expense and credit enhancement fees decreased $910, or 2.7%, from $33,660 to $32,750 due primarily to a decrease in outstanding indebtedness associated with the 2001 and 2002 sales of apartment communities and a decrease in interest rates.  These decreases are offset in part by an increase in outstanding indebtedness associated with the redemption of the Series A Preferred Shares and an increase in operating debt associated with the development and acquisition of additional communities.

       General and administrative expense increased $341, or 6.3%, from $5,386 to $5,727 due primarily to abandoned real estate pursuit costs expensed during the 2002 Period.

       Corporate asset depreciation and amortization increased $719, or 126.8%, from $567 to $1,286 due to (1) an increase in amortization resulting from the management contracts acquired in connection with the May 2001 acquisition of the D.C. Management Co. and (2) the depreciation of our new general ledger and web-based property management system, eGables, beginning January 2002.

       Unusual items of $6,647 in the 2001 Period is comprised of (1) a $5,006 charge associated with the write-off of building components at Gables State Thomas Ravello that are being replaced in connection with a remediation program, (2) $920 in reserves associated with certain technology investments, and (3) $721 of abandoned real estate pursuit costs as a result of September 2001 events which impacted the U.S. economy.

       Gain on sale of previously depreciated operating real estate assets of $17,906 in the 2002 Period relates to the sale of two wholly-owned communities comprising 557 apartment homes located in Houston and Atlanta in the 2002 Period.

       Gain on sale of land and development rights of $2,068 in the 2002 Period is comprised of (1) $763 associated with the sale of 13.3 acres of land in Houston in the 2002 Period, (2) recognition of $1,220 in deferred gain associated with the contribution of land and development rights into the GRAP JV Two in the 2002 Period, and (3) recognition of $85 of deferred gain associated with a land sale in 2000.

       Gain on sale of previously depreciated operating real estate assets of $7,386 in the 2001 Period is related to the sale of an apartment community in Atlanta comprising 386 apartment homes.

       Gain on sale of land and development rights of $2,733 in the 2001 Period is comprised of (1)  $944 associated with the sale of 2.5 acres of land in Atlanta in the 2001 Period, (2) $1,143 associated with the contribution of land and development rights into the GRAP JV Two in the 2001 period and (3) recognition of $646 of deferred gain associated with a land sale in 2000.

       Income from discontinued operations increased $2,382, or 376.9%, from $632 to $3,014 due primarily to the $2,945 gain on disposition of discontinued operations recognized in the 2002 Period.

        Extraordinary loss from early extinguishment of debt of $1,687 in the 2002 Period represents the write-off of unamortized deferred financing costs totaling $236 and a prepayment penalty of $1,451 associated with the early retirement of $48.4 million of secured tax-exempt bond indebtedness.  These bonds had an interest rate of 6.375% which we were able to reissue on an unsecured basis at a rate of 4.75%, resulting in a positive net present value.

Liquidity and Capital Resources

       Net cash provided by operating activities from continuing operations decreased from $81,052 for the nine months ended September 30, 2001 to $80,812 for the nine months ended September 30, 2002 due to a decrease of $6,923 in income from continuing operations (a) before certain non-cash or non-operating items, including depreciation, amortization, equity in income of joint ventures, gain on sale of real estate assets, long-term compensation expense, extraordinary loss, and unusual items and (b) after operating distributions received from joint ventures.  This decrease was offset in part by (1) a change in other assets between periods of $3,796, (2) a change in restricted cash between periods of $1,028, and (3) a change in other liabilities between periods of $1,859.   Net cash provided by operating activities from discontinued operations decreased from $1,292 to $194 due to the disposition of discontinued operations in the 2002 Period.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

        We had $150,509 of net cash used in investing activities for the nine months ended September 30, 2001 compared to $20,228 of net cash used in investing activities for the nine months ended September 30, 2002. During the nine months ended September 30, 2002, we expended $73.8 million related to acquisition, development, construction and renovation expenditures, $9.8 million related to recurring value retention capital expenditures for operating apartment communities, $7.7 million related to non-recurring and/or value-enhancing capital expenditures for operating apartment communities, $1.0 million related to our investment in joint ventures, and $1.0 million related to other investments.  During the nine months ended September 30, 2002, we received cash of (1) $46.8 million in connection with the sale of wholly-owned real estate assets, (2) $18.4 million in connection with the disposition of discontinued operations, (3) $7.6 million in connection with our share of the net proceeds from the sale of joint venture real estate assets, and (4) $0.3 million in connection with restricted cash released from escrow.  During the nine months ended September 30, 2001, we expended $190.9 million related to acquisition, development, construction and renovation expenditures, $9.2 million related to recurring value retention capital expenditures for operating apartment communities, $8.8 million related to non-recurring and/or value-enhancing capital expenditures for operating apartment communities, $3.2 million related to our investment in joint ventures, and $4.0 million related to other investments.  During the nine months ended September 30, 2001, we received cash of (1) $18.4 million in connection with our contribution of interests in certain land and development rights to the GRAP JV Two and (2) $39.4 million in connection with the sale of wholly-owned real estate assets.   In addition, during the nine months ended September 30, 2001, $7.9 million of sales proceeds were released from escrow to fund development activities.

       We had $64,849 of net cash provided by financing activities for the nine months ended September 30, 2001 compared to $60,240 of net cash used in financing activities for the nine months ended September 30, 2002.  During the nine months ended September 30, 2002, we expended (1) $115.0 million in connection with the redemption of the Series A Preferred Shares, (2) $64.9 million in common and preferred distributions, (3) $5.8 million in connection with Unit redemptions related to treasury share repurchases and Unit redemptions for cash, (4) $3.0 million in deferred financing costs and (5) $1.5 million for a prepayment penalty incurred in connection with our tax-exempt debt refinancing.  During the nine months ended September 30, 2002, we received proceeds of (1) $79.0 million in net borrowings, (2) $39.8 million from the issuance of the Series C Preferred Shares, (3) $7.6 million from the exercise of share options and (4) $3.5 million from principal payments released from escrow, net.  During the nine months ended September 30, 2001, we had net borrowings of $116.0 million and proceeds from the exercise of share options of $14.0 million.  These net borrowings and share option proceeds were offset by payments for common and preferred distributions totaling $62.8 million and deferred financing costs of $1.9 million.

       The Trust has elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, the Trust  must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of the REIT's ordinary taxable income to shareholders.  It is the current intention of the Trust to adhere to these requirements and maintain its REIT status. As a REIT, the Trust generally will not be subject to federal income tax on distributed taxable income. We utilize Gables Residential Services, a taxable REIT subsidiary, to provide management and other services to third parties that we, as a REIT, may be prohibited from providing. Taxable REIT subsidiaries are subject to federal, state and local income taxes.

       As of September 30, 2002, we had total indebtedness of $956,280, cash and cash equivalents of $4,769 and principal escrow deposits reflected in restricted cash of $590.  Our indebtedness has an average of 4.25 years to maturity at September 30, 2002. The aggregate maturities of notes payable at September 30, 2002 are as follows:

Regularly Scheduled Principal Amortization Payments	Balloon Principal Payment due at Maturity	Total
2002 2003 2004 2005 2006 2007 and thereafter	$ 1,220 2,961 2,797 2,973 3,001 20,301 $33,253	$ - 44,930 76,759 194,053 203,240 404,045 $923,027	$ 1,220 47,891 79,556 197,026 206,241 424,346 $956,280
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

         Our common and preferred  distributions historically have been paid from cash provided by operating activities. We anticipate that such distributions will continue to be paid from cash provided by recurring real estate activities that include both operating activities and asset disposition activities when evaluated over a twelve-month period.  This twelve-month evaluation period is relevant due to the timing of the payment of certain expense items that are accrued monthly but are paid on a less frequent basis, such as real estate taxes and interest on our senior unsecured notes.

       We have met and expect to continue to meet our short-term liquidity requirements through net cash provided by recurring real estate activities.  Our net cash from recurring real estate activities has been adequate, and we believe that it will continue to be adequate, to meet both operating requirements and payment of dividends in accordance with REIT requirements.  Recurring value retention capital expenditures and non-recurring and/or value-enhancing capital expenditures, in addition to monthly principal amortization payments, are also expected to be funded from recurring real estate activities which include net cash provided by operations and the disposition of assets. We anticipate that acquisition, construction, development, and renovation activities as well as land purchases, will be initially funded primarily through borrowings under our credit facilities described below.

      We expect to meet certain of our long-term liquidity requirements, such as scheduled debt maturities, repayment of short-term financing of construction, development, and renovation activities and possible property acquisitions, through long-term secured and unsecured borrowings, the issuance of debt securities or equity securities, private equity investments in the form of joint ventures, or through the disposition of assets which, in our evaluation, may no longer meet our investment requirements.

      We currently have five communities under development that are expected to comprise 1,246 apartment homes upon completion and an indirect 20% ownership interest in two development communities that are expected to comprise 571 apartment homes upon completion.  The estimated costs to complete the development of these assets that we are obligated to fund total $84 million at September 30, 2002, including $1 million for the co-investment development communities.  These costs are expected to be initially funded by $15 million in construction loan proceeds and $69 million in borrowings under our credit facilities described below.

$225 Million Credit Facility

       We have a $225 million unsecured revolving credit facility provided by a consortium of banks. The facility currently has a maturity date of May 2005 with a one-year extension option. Borrowings under the facility currently bear interest at our option of LIBOR plus 0.85% or prime minus 0.25%. Such scheduled interest rates may be adjusted up or down based on changes in our senior unsecured credit ratings. We may also enter into competitive bid loans with participating banks for up to $112.5 million at rates below the scheduled rates. In addition, we pay an annual facility fee currently equal to 0.20% of the $225 million commitment. Availability under the facility is based on the value of our unencumbered real estate assets as compared to the amount of our unsecured indebtedness.  We had $40.0 million in borrowings outstanding under this facility at September 30, 2002.

$75 Million Borrowing Facility

       We have a $75 million unsecured borrowing facility with a bank that matures in May 2005. The interest rate and maturity date related to each draw on this facility is agreed to by both parties prior to each draw.  We had $33.0 million in borrowings outstanding under this facility at September 30, 2002.

$25 Million Credit Facility

       We have a $25 million unsecured revolving credit facility with a bank that currently bears interest at LIBOR plus 0.85%. The facility currently has a maturity date of December 31, 2002 with unlimited one-year extension options.  We had $1.3 million in borrowings outstanding under this facility at September 30, 2002.

Restrictive Covenants

       Certain of our debt agreements contain customary representations, covenants and events of default, including covenants which restrict our ability to make distributions in excess of stated amounts, which in turn restricts the Trust's discretion to declare and pay dividends. In general, during any fiscal year, we may only distribute up to 100% of our consolidated income available for distribution (as defined in the related agreement) exclusive of distributions of capital gains for such year. The applicable debt agreements contain exceptions to these limitations to allow us to make any distributions necessary to allow the Trust to maintain its status as a REIT. We do not anticipate that this provision will adversely effect our ability to make distributions or the Trust's

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

 ability to declare dividends, under our current dividend policy.

Inflation

    Substantially all of our leases are for a term of one year or less.  In the event of significant inflation, this may enable us to realize increased rents upon renewal of existing leases or the beginning of new leases.  Short-term leases generally minimize our risk from the adverse effects of inflation, although these leases generally permit residents to leave at the end of the lease term without penalty and therefore expose us to the effect of a decline in market rents.  In a deflationary rent environment, as is currently being experienced in certain of our markets, we are exposed to declining rents more quickly under these shorter term leases.

Certain Factors Affecting Future Operating Results

       This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "expect," "anticipate," "intend," "estimate," "assume" and other similar expressions which are predictions of or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. These statements include, among other things, statements regarding our intent, belief or expectations with respect to the following: (1)  the Trust's ability to increase shareholder value by producing consistent high quality earnings to sustain dividends and annual total returns that exceed the multifamily sector average, (2) the declaration or payment of distributions, (3) potential developments or acquisitions or dispositions of real estate assets, assets or other entities, (4) our policies regarding investments, indebtedness, acquisitions, dispositions, financings, conflicts of interest and other matters, (5) the Trust's qualification as a REIT under the Code, (6) the real estate markets in which we operate, (7) in general, the availability of debt and equity financing, interest rates and general economic conditions, and (8) trends affecting our financial condition or results of operations.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data
Development and Lease-up Communities at September 30, 2002:
				Percent at September 30, 2002			Actual or Estimated Quarter of
Community	No. of Apt. Homes	Total Budgeted Cost	Cost to Complete	Complete	Leased	Occupied	Constr- uction Start	Initial Occu- pancy	Constr- uction End	Stab- ilized Occupancy
		(millions)	(millions)							(a)
Wholly-Owned Development and Lease-up Communities:
Atlanta, GA
Gables Rock Springs Ph. 2 (b)	233	$25	$21	16%	-	-	2 Q 2001	3 Q 2003	3 Q 2004	4 Q 2004
Dallas, TX
Gables Ellis Street	245	46	9	75%	22%	17%	3 Q 2001	3 Q 2002	3 Q 2003	3 Q 2004
Gables State Thomas Ravello	290	46	10	75%	-	-	4 Q 2001	1 Q 2003	3 Q 2003	3 Q 2004
Houston, TX
Gables Augusta	312	33	26	-	-	-	4 Q 2002	1 Q 2004	4 Q 2004	2 Q 2005
Tampa, FL
Gables Beach Park	166	22	17	-	-	-	4 Q 2002	4 Q 2003	2 Q 2004	3 Q 2004
Wholly-Owned Totals	1,246	$172	$ 83
Co-Investment Development and Lease-up Communities (c):
Atlanta, GA
Gables Metropolitan II	274	$ 32	$ 2	98%	50%	42%	1 Q 2001	2 Q 2002	4 Q 2002	3 Q 2003
Tampa, FL
Gables West Park Village II	297	27	19	17%	-	-	2 Q 2002	2 Q 2003	4 Q 2003	2 Q 2004
Co-Investment Totals	571	$ 59	$21	(d)
Wholly-Owned Completed Communities in Lease-Up:
Atlanta, GA
Gables Montclair	183	$ 23		100%	87%	86%	3 Q 2000	4 Q 2001	3 Q 2002	4 Q 2002
Gables Paces	80	23		100%	68%	60%	3 Q 2000	1 Q 2002	2 Q 2002	2 Q 2003
Gables Rock Springs Ph. 1 (b)	22	4		100%	95%	68%	4 Q 2001	2 Q 2002	3 Q 2002	4 Q 2002
Houston, TX
Gables Meyer Park II	296	27		100%	87%	77%	4 Q 2000	3 Q 2001	3 Q 2002	4 Q 2002
Orlando, FL
Gables North Village	315	44		100%	82%	80%	4 Q 1999	4 Q 2000	2 Q 2002	1 Q 2003
Wholly-Owned Totals	896	$ 121
Co-Investment Completed Communities in Lease-up (c):
Tampa, FL
Gables West Park Village I (e)	320	$35		100%	86%	78%	4 Q 2000	3 Q 2001	2 Q 2002	1 Q 2003
Co-Investment Totals	320	$35

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

(a) Stabilized occupancy is defined as the earlier to occur of (i) 93% physical occupancy or (ii) one year after completion of construction.

(b) This community represents the reconstruction of 124 apartment homes previously owned and operated by us into 255 apartment homes.  The redevelopment is being completed in two phases as reflected separately above.  The remaining
      166 apartment homes in this community are still being operated by us.

(c) These communities are owned by the GRAP JV Two in which we have a 20% interest.

(d) Construction loan proceeds are expected to fund $15 million of the costs to complete at September 30, 2002.  The remaining costs will be funded by capital contributions to the venture from our venture partner and us in a funding ratio of 80% and
      20%, respectively.

(e) This development community includes 40,000 square feet of commercial space which was 100% leased at September 30, 2002.

The following is a "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. The projections and estimates contained in the table above are forward-looking statements. These forward-looking statements involve risks and uncertainties and actual results may differ materially from those projected and estimated in such statements. Risks associated with our development, construction, and lease-up activities, which could impact the forward-looking statements made, include: development opportunities may be abandoned; construction costs of a community may exceed original estimates, possibly making the community uneconomical; and construction and lease-up may not be completed on schedule, resulting in increased debt service and construction costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

Stabilized Apartment Communities at September 30, 2002

Community	No. of Apt. Homes	September 30, 2002 Occupancy	September 30, 2002 Scheduled Rent Per Home Square Foot
Houston,  TX
Gables Austin Colony
Gables Bradford Place
Gables Bradford Pointe
Gables Champions
Gables Cityscape
Gables Citywalk/
  Waterford Sq.
Gables Edgewater
Gables Lions Head
Gables Metropolitan Uptown
Gables Meyer Park I
Gables of First Colony
Gables Piney Point
Gables Pin Oak Green
Gables Pin Oak Park
Gables Rivercrest I
Gables Rivercrest II
Gables White Oak (JV)
Gables Windmill
   Landing
Totals/Averages

Atlanta, GA
Briarcliff Gables
Buckhead Gables
Gables Cityscape
Gables Metropolitan I (JV)
Gables Mill
Gables Northcliff
Gables Vinings
Gables Walk
Gables Wood Arbor
Gables Wood Crossing
Gables Wood Glen
Gables Wood Knoll
Lakes at Indian Creek
Rock Springs Estates
Roswell Gables I
Roswell Gables II
Spalding Gables
Wildwood Gables
Totals/Averages

Boca Raton, FL
Cotton Bay
Gables Boca Place
Gables Boynton Beach I
Gables Boynton Beach II
Gables Kings Colony
Gables Mizner on the Green
Gables Palma Vista
Gables San Michele I
Gables San Michele II
Gables San Remo
Gables Town Colony
Gables Town Place
Gables Wellington
Hampton Lakes
Hampton Place
Mahogany Bay
 Vinings at Hampton Village
Totals/ Averages

237
372
360
404
252

317
292
277
318
345
324
246
581
474
140
140
186

259
5,524

104
162
182
435
438
82
315
310
140
268
380
312
603
166
384
284
252
546
5,363

444
180
252
296
480
246
189
249
343
180
172
312
222
300
368
328
168
4,729

97%
92%
92%
95%
98%

97%
97%
96%
91%
92%
98%
97%
93%
94%
97%
93%
95%

94%
 94%

91%
98%
95%
91%
96%
95%
95%
95%
85%
87%
84%
90%
89%
95%
95%
95%
97%
    91%
  92%

95%
90%
97%
96%
99%
89%
98%
94%
91%
98%
89%
97%
97%
94%
96%
97%
   96%
	95%	(a) (a) (a) (a)
$ 967
797
709
888
1,018

999
905
801
1,114
969
973
916
1,140
1,138
796
779
963

732
 $ 945

$1,196
883
946
1,215
906
1,285
1,089
1,188
796
777
741
773
684
1,009
960
960
982
1,038
$    943

$763
 1,058
986
981
897
1,728
1,636
1,550
1,524
1,320
981
896
1,049
831
795
827
877
$1,062
$0.99
0.93
0.92
0.98
1.19

1.24
1.03
0.95
1.22
1.13
0.98
0.99
1.12
1.11
0.94
0.92
1.10

0.84
 $1.05

$0.96
1.17
1.14
1.08
0.98
0.82
1.02
1.00
0.87
0.81
0.75
0.78
0.75
1.00
0.88
0.82
0.99
0.91
$0.91

$0.78
1.08
0.82
0.81
1.01
1.37
1.13
1.16
1.10
0.72
1.14
1.07
0.78
0.79
0.83
0.82
0.73
$0.94

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

Stabilized Apartment Communities as of September 30, 2002
Community	No. of Apt. Homes	September 30, 2002 Occupancy	September 30, 2002 Scheduled Rent Per Home Square Foot

Austin, TX
Gables at the Terrace
Gables Barton Creek
Gables Bluffstone
Gables Central Park
Gables Great Hills
Gables Park Mesa
Gables Town Lake
Totals/Averages

Dallas, TX
Gables at Pearl Street
Gables CityPlace
Gables Green Oaks
Gables Mirabella
Gables Spring Park
Gables State Thomas Townhomes
Gables Turtle Creek
Gables Valley Ranch
Totals/Averages

Memphis, TN
Arbors of Harbortown (JV)
Gables Cordova
Gables Stonebridge (JV)
Totals/Averages

Nashville, TN
Brentwood Gables (JV)
Gables Hendersonville (JV)
Gables Hickory Hollow I
Gables Hickory Hollow II
Totals/Averages

Orlando, FL
Gables Celebration
Gables Chatham Square (b)
The Commons at Little Lake Bryan (b)
  Totals/Averages

Washington D.C.
Gables Dupont Circle
Totals/Averages

	308 160 256 273 276 148 256 1,677 108 232 300 126 188 177 150 319 1,600 345 464 500 1,309 254 364 276 272 1,166 231 448 280 959 82 82	97% 94% 96% 96% 95% 97% 96% 96% 98% 98% 93% 97% 93% 87% 96% 95% 94% 94% 97% 94% 95% 95% 96% 92% 88% 93% 91% 100% 100% 98% 94% 94%	$1,134 1,464 1,080 1,361 870 1,230 1,360 $1,193 $1,344 1,381 863 1,196 982 1,969 1,197 956 $1,183 $879 689 694 $741 $911 688 655 649 $719 $1,194 -- -- $1,194 $2,665 $2,665	$1.19 1.26 1.10 1.44 1.05 1.13 1.46 $1.24 $1.23 1.31 0.90 1.31 0.93 1.32 1.19 0.94 $1.11 $0.89 0.74 0.79 $0.80 $0.80 0.73 0.73 0.68 $0.74 $1.03 -- -- $1.03 $2.74 $2.74
Grand Totals/Averages	22,409	94%	$992	$0.98
(a) (b)	This property is in renovation; therefore, occupancy is based on apartment homes available for lease.

This property is leased to a single user group pursuant to a triple net master lease.  Accordingly, scheduled rent data is not reflected as it is not comparable to the rest of our portfolio.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

Portfolio Indebtedness Summary at September 30, 2002
Type of Indebtedness	Balance	Interest Rate (a)	Total Rate (b)	Years to Maturity
Fixed Rate: Unsecured fixed-rate notes Secured fixed-rate notes Unsecured tax-exempt fixed-rate loans Secured tax-exempt fixed-rate loans
	$ 501,360 137,649 48,365 20,755	6.59% 7.71% 4.75% 5.90%	6.59% 7.71% 4.75% 6.69%	4.18 5.56 1.75 12.39
Total fixed-rate indebtedness	$ 708,129	6.66%	6.68%	4.52
Variable Rate: Secured tax-exempt variable-rate loans Unsecured variable-rate credit facilities (c) Secured variable-rate construction loans Total variable-rate indebtedness	$ 170,955 74,289 2,907 $ 248,151	1.70% 2.41% 3.31% 1.93%	2.69% 2.41% 3.31% 2.61%	3.84 2.62 2.09 3.45
Total portfolio debt (d), (e)	$956,280	5.43%	5.63%	4.25

(a) Interest Rate represents the weighted average interest rate incurred on our indebtedness, exclusive of deferred financing cost amortization and credit enhancement fees, as applicable.

(b) Total Rate represents the Interest Rate (a) plus credit enhancement fees, as applicable.

(c)  Our credit facilities bear interest at various spreads over LIBOR.  For purposes of the years to maturity disclosure, all such indebtedness is presented using the May 2005 maturity date of our $225,000 unsecured credit facility.  We have an option to extend the maturity date of this facility to May 2006 which is exercisable in May 2003.

(d) Interest associated with construction activities is capitalized as a cost of development and does not impact current earnings. The qualifying construction expenditures at September 30, 2002 for purposes of interest capitalization were $127,044.

(e) Excludes (i) $16,350 of tax-exempt bonds related to a joint venture in which we own a 25% interest, (ii) $68,357 million of indebtedness related to joint ventures in which we own a 20% interest, and (iii) $52,100 of  conventional indebtedness related to a joint venture in which we own an 8.3% interest.

SUPPLEMENTAL DISCUSSION - Funds From Operations and Adjusted Funds From Operations

       We consider funds from operations ("FFO") to be a useful performance measure of the operating performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund distributions and capital expenditures. We believe that in order to facilitate a clear understanding of our operating results, FFO should be examined in conjunction with net income as presented in the financial statements and data included elsewhere in this report.  FFO is determined in accordance with the principles established by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT").   FFO, as defined by NAREIT, represents net income (loss) determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, our FFO is comparable to the FFO of real estate companies that use the NAREIT definition. Adjusted funds from operations ("AFFO") is defined as FFO less recurring value retention capital expenditures. FFO and AFFO should not be considered alternatives to net income as indicators of our operating performance or as alternatives to cash flows as measures of liquidity. FFO does not measure whether cash flow is sufficient to fund all of our cash needs, including principal amortization, capital expenditures, and distributions to unitholders. Additionally, FFO does not represent cash flows from operating, investing or financing activities as defined by GAAP. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in this quarterly report on Form 10-Q for a discussion of our cash needs and cash flows. A reconciliation of FFO and AFFO follows:

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2002		2001	2002		2001
Net income available to common unitholders	$8,478		$4,755	$ 46,542		$ 34,960
Extraordinary loss

Real estate depreciation and amortization:
     Wholly-owned real estate assets - continuing operations
     Wholly-owned real estate assets - discontinued operations
     Joint venture real estate assets - continuing operations
     Joint venture real estate assets - discontinued operations
Total	- 10,736 - 347 - 11,083		- 11,780 141 273 52 12,246	1,687 34,931 48 1,040 51 36,070		- 33,996 420 1,136 155 35,707

Gain on sale of previously depreciated operating real estate assets:
Wholly-owned real estate assets - continuing operations
Wholly-owned real estate assets - discontinued operations
Joint venture real estate assets - continuing operations
Joint venture real estate assets - discontinued operations
Total	- - ( 857 - ( 857	) )	- - - - -	(17,906 ( 2,198 ( 1,864 ( 747 (22,715	) ) ) ) )	( 7,386 - - - ( 7,386	) )
Funds from operations - basic and diluted	$18,704		$17,001	$ 61,584		$63,281
Recurring value retention capital expenditures: Carpet and flooring Appliances Other additions and improvements Total capital expenditures	$ 1,998 233 1,255 $ 3,486		$2,083 171 1,211 $3,465	$4,840 584 4,426 $9,850		$4,652 503 4,023 $9,178
Adjusted funds from operations - diluted	$ 15,218		$ 13,536	$ 51,734		$ 54,103
Average Units outstanding - basic	30,718		30,286	30,662		30,067
Average Units outstanding - diluted	30,812		30,479	30,805		30,236

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

As required by new Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  In connection with the new rules, we currently are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)  Changes in internal controls.

None
Part II - Other Information
Item 1:		Legal Proceedings
None
Item 2:		Changes in Securities

Each time the Trust issues shares of beneficial interest , it contributes the proceeds of such issuance to us in return for a like number of Units with rights and preferences analogous to the shares issued.  During the period commencing July 1, 2002 and ending September 30, 2002, in connection with issuances of common shares by the Trust during that time period, the Operating Partnership issued an aggregate 12,607 Units to the Trust.  Such Units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

Item 3:		Defaults Upon Senior Securities
None
Item 4:		Submission of Matters to a Vote of Security Holders
None
Item 5:		Other Information
None
Item 6:		Exhibits and Reports on Form 8-K
	(a)	Exhibits
3.1 * Fifth Amended and Restated Agreement of Limited Partnership of Operating Partnership

3.2 *   Articles Supplementary to the Trust's Amended and Restated Declaration of Trust creating the
           7.875% Series C Cumulative Redeemable Preferred Shares

4.1       Supplemental Indenture No. 5 dated July 8, 2002, between the Operating Partnership and
            Wachovia Bank, National Association (1)

4.2       The Operating Partnership 5.75% Senior Notes due 2007 (1)

4.3 *    Supplemental Indenture No. 6 dated September 27, 2002, between the Operating Partnership and Wachovia Bank, National Association

4.4 *   The Operating Partnership 5.86% Senior Notes due 2009

4.5 *   Supplemental Indenture No. 7 dated September 27, 2002 between the Operating Partnership and Wachovia Bank, National Association

4.6 *   The Operating Partnership 6.10% Senior Notes due 2010

4.7 *   Registration Rights Agreement dated September 27, 2002 between the Trust and Teachers
           Insurance and Annuity Association of America

4.8 *   Registration Rights Agreement dated September 27, 2002 between the Operating Partnership and Teachers Insurance and Annuity Association of America

10.1 * Securities Purchase Agreement dated September 27, 2002 between the Trust, Gables GP,
           Inc., the Operating Partnership and Teachers Insurance and Annuity Association of America

* Filed herewith

(1) Incorporated herein by reference to the Operating Partnership's Current Report on Form 8-K dated July 8, 2002 (File No. 000-22683).
	(b)	Reports on Form 8-K
(i) A Form 8-K was filed with the Securities and Exchange Commission on July 9, 2002 with the underwriting agreement, indenture and other related items executed in connection with the
       Operating  Partnership's issuance of $180 million of 5.75% Senior Unsecured Notes due
July 2007.

(ii) A Form 8-K was filed with the Securities and Exchange Commission on August 14, 2002
        to disclose the certifications by the Chief Executive Officer and Chief Financial Officer made to the Securities and Exchange Commission.

--------

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
GABLES REALTY LIMITED PARTNERSHIP By: Gables GP, Inc. Its: General Partner
Date:	November 14, 2002	/s/ Marvin R. Banks, Jr.
Date:	November 14, 2002

Marvin R. Banks, Jr.
Senior Vice President and Chief Financial Officer
(Authorized Officer of the Registrant
and Principal Financial Officer)

/s/ Dawn H. Severt

Dawn H. Severt
Vice President and Chief Accounting
Officer (Principal Accounting Officer)

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, Chris D. Wheeler, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Gables Realty Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

     /s/ Chris D. Wheeler
Chris D. Wheeler
                                  President and Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, Marvin R. Banks, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Gables Realty Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

  /s/ Marvin R. Banks, Jr.
Marvin R. Banks, Jr.
Senior Vice President and Chief Financial Officer