Form 10-Q
period 2004-03-31
GABLES REALTY LIMITED PARTNERSHIP
filed 2004-05-10
CIK 1039797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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
(X)   YES              (  ) NO

GABLES REALTY LIMITED PARTNERSHIP
FORM 10 - Q INDEX

PART I. – FINANCIAL INFORMATION
ITEM 1. – UNAUDITED FINANCIAL STATEMENTS

GABLES REALTY LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (Unaudited and Amounts in Thousands, Except Per Unit Data)
	March 31,	December 31,
	2004 .	2003 .
ASSETS:
Real estate assets:
Land	$ 279,741	$ 283,015
Buildings	1,361,529	1,367,086
Furniture, fixtures and equipment	143,453	140,077
Construction in progress	143,182	146,041
Investment in joint ventures	10,163	11,456
Undeveloped land	29,072	15,822
Real estate assets before accumulated depreciation	1,967,140	1,963,497
Less: accumulated depreciation	(305,890)	(297,464)
Net real estate assets	1,661,250	1,666,033

Cash and cash equivalents	7,858	5,915
Restricted cash	5,667	6,116
Deferred financing costs, net	4,422	5,029
Other assets, net	40,642	41,983
Total assets	$ 1,719,839	$ 1,725,076

LIABILITIES AND PARTNERS' CAPITAL:
Notes payable	$ 1,024,152	$ 1,003,100
Accrued interest payable	6,547	13,751
Preferred distributions payable	374	374
Real estate taxes payable	8,112	15,792
Accounts payable and accrued expenses – construction	9,727	12,549
Accounts payable and accrued expenses – operating	15,505	16,466
Security deposits	4,081	4,048
Series Z Preferred Units, at $25.00 liquidation preference, 180 units issued and outstanding, including accrued and unpaid distributions	5,802	5,746
Total liabilities	1,074,300	1,071,826

Limited partners’ common capital interest (4,231 and 4,353 common units,
respectively), at cash redemption value	150,250	148,595

Commitments and contingencies

Partners' capital:
General partner (334 and 331 common units, respectively)	6,641	6,675
Limited partner (28,881 and 28,449 common units, respectively)	373,648	382,980
Preferred partners (1,600 Series C-1 Preferred Units and 3,000
Series D Preferred Units), at $25.00 liquidation preference	115,000	115,000
Total partners’ capital	495,289	504,655
Total liabilities, partners’ capital interest and partners’ capital	$ 1,719,839	$1,725,076
See notes to consolidated financial statements.

GABLES REALTY LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited and Amounts in Thousands, Except Per Unit Data)

	Three Months . Ended March 31, .
	2004	2003
Revenues:
Rental revenues	$ 53,725	$ 50,087
Other property revenues	2,896	2,630
Total property revenues	56,621	52,717

Property management revenues	2,154	1,849
Ancillary services revenues	1,214	1,873
Interest income	8	73
Other revenues	406	46
Total other revenues	3,782	3,841

Total revenues	60,403	56,558

Expenses:
Property operating and maintenance (exclusive of items shown separately below)	20,772	18,344
Real estate asset depreciation and amortization	14,020	12,124
Property management (owned and third party)	4,286	3,486
Ancillary services	1,064	1,225
Interest expense and credit enhancement fees	11,157	10,921
Amortization of deferred financing costs	505	424
General and administrative	2,974	2,333
Corporate asset depreciation and amortization	498	342
Total expenses	55,276	49,199

Income from continuing operations before equity in income of joint ventures	5,127	7,359

Equity in income of joint ventures	484	95

Income from continuing operations	5,611	7,454

Operating income from discontinued operations	(9)	865
Gain on disposition of discontinued operations	2,382	5,042
Income from discontinued operations	2,373	5,907

Net income	7,984	13,361

Distributions to preferred unitholders	(2,194)	(1,922)

Net income available to common unitholders	$ 5,790	$11,439

Weighted average number of common units outstanding – basic	33,277	30,300
Weighted average number of common units outstanding – diluted	33,425	30,337

Per Common Unit Information – Basic:
Income from continuing operations (net of preferred distributions)	$0.10	$0.18
Income from discontinued operations	$0.07	$0.19
Net income available to common unitholders	$0.17	$0.38

Per Common Unit Information – Diluted:
Income from continuing operations (net of preferred distributions)	$0.10	$0.18
Income from discontinued operations	$0.07	$0.19
Net income available to common unitholders	$0.17	$0.38
See notes to consolidated financial statements.

GABLES REALTY LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited and Amounts in Thousands, Except Per Unit Data)
	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 7,984	$ 13,361
Adjustments to reconcile net income to net cash provided
by operating activities of continuing operations:
Income from discontinued operations	(2,373)	(5,907)
Depreciation and amortization	15,023	12,890
Equity in income of joint ventures	(484)	(95)
Long-term compensation expense	519	386
Operating distributions received from joint ventures	524	418
Change in operating assets and liabilities:
Restricted cash	584	2,141
Other assets	1,766	(3,061)
Other liabilities, net	(15,277)	(18,548)
Net cash provided by operating activities from continuing operations	8,266	1,585
Net cash provided by operating activities from discontinued operations	195	1,806
Net cash provided by operating activities	8,461	3,391
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, development, construction and renovation of real estate assets	(39,780)	(48,251)
Recurring value retention capital expenditures	(2,084)	(2,469)
Non-recurring and/or value-enhancing capital expenditures	(502)	(1,835)
Restricted cash held in escrow, net	-	349
Net proceeds from the sale of undeveloped land	1,696	-
Net proceeds from disposition of discontinued operations	26,958	18,737
Investment in joint ventures	(327)	(390)
Net proceeds from sale of joint venture real estate assets	1,580	-
Net cash used in investing activities	(12,459)	(34,208)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from the Trust related to:
Proceeds from the exercise of share options	5,304	-
Payments of deferred financing costs	(4)	(1,120)
Notes payable proceeds	120,651	85,417
Notes payable repayments	(97,605)	(29,118)
Principal escrow payments deposited into escrow, net	(135)	(131)
Preferred distributions paid	(2,194)	(2,539)
Common distributions paid ($.6025 per unit)	(20,076)	(18,266)
Net cash provided by financing activities	5,941	34,243

Net change in cash and cash equivalents	$ 1,943	$ 3,426
Cash and cash equivalents, beginning of period	5,915	6,281
Cash and cash equivalents, end of period	$ 7,858	$ 9,707

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 20,228	$ 20,467
Interest capitalized	2,340	2,103
Cash paid for interest, net of amounts capitalized	$ 17,888	$ 18,364
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

       As of March 31, 2004, the Trust was an 87.3% economic owner of our common equity. The Trust controls us through Gables GP, Inc. ("Gables GP"), a wholly-owned subsidiary of the Trust and our sole general partner. This organizational structure is commonly referred to as an umbrella partnership REIT or "UPREIT." The board of directors of Gables GP, the members of which are the same as the members of the Trust's board of trustees, manages our affairs by directing the affairs of Gables GP. The Trust's limited partnership and indirect general partnership interests in us entitle it to share in our cash distributions, and in our profits and losses in proportion to its ownership interest therein and entitles the Trust to vote on all matters requiring a vote of the limited partners. Generally, our other limited partners are persons who contributed their direct or indirect interests in certain of our real estate assets primarily in connection with the IPO and the 1998 acquisition of the real estate assets and operations of Trammell Crow Residential South Florida. A unit of limited partnership interest in the Operating Partnership is referred to herein as a “unit.” We are obligated to redeem each common unit held by a person other than the Trust at the request of the holder for an amount equal to the fair market value of a share of the Trust's common shares at the time of such redemption, provided that the Trust, at its option, may elect to acquire each common unit presented for redemption for one common share or cash. Such limited partners' redemption rights are reflected in "limited partners' capital interest" in our accompanying consolidated balance sheets at the cash redemption amount at the balance sheet date. The Trust's percentage ownership interest in us will increase with each redemption. In addition, whenever the Trust issues common shares or preferred shares, it is obligated to contribute any net proceeds to us and we are obligated to issue an equivalent number of common or preferred units with substantially identical rights as the common or preferred shares, as applicable, to the Trust.

       Distributions to holders of units are made to enable the Trust to make distributions to its shareholders under its dividend policy. The Trust must currently distribute 90% of its ordinary taxable income to its shareholders. We make distributions to the Trust to enable it to satisfy this requirement.

        As of March 31, 2004, we managed a total of 167 multifamily apartment communities owned by us and our third-party clients comprising 46,529 apartment homes.  As of March 31, 2004, we owned 76 stabilized multifamily apartment communities comprising 20,212 apartment homes, an indirect 25% interest in one stabilized apartment community comprising 345 apartment homes, an indirect 20% interest in three stabilized apartment communities comprising 1,029 apartment homes, and an indirect 8.3% interest in three stabilized apartment communities comprising 1,118 apartment homes. We also owned seven multifamily apartment communities under development or in lease-up at March 31, 2004 that are expected to comprise 2,123 apartment homes upon completion and an indirect 20% interest in two apartment communities under development or in lease-up at March 31, 2004 that are expected to comprise 373 apartment homes upon completion.  In addition, as of March 31, 2004, we owned three parcels of land on which we intend to develop three apartment communities that we currently expect will comprise an estimated 716 apartment homes. We also have rights to acquire additional parcels of land, either through options or long-term conditional contracts, on which we believe we could develop nine communities that we currently expect would comprise an estimated 2,654 apartment homes. Any future development is subject to obtaining permits and other governmental approvals, as well as our ongoing business review, and may not be undertaken or completed.

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

Issuances of Common Operating Partnership Units

       Since its IPO, the Trust has issued a total of 4,421 common units in connection with the 1998 acquisition of the real estate assets and operations of Trammell Crow Residential South Florida, the acquisition of other operating apartment communities and the acquisition of a parcel of land for future development.

Issuance of Preferred Operating Partnership Units

      On November 12, 1998, we issued 2,000 of our 8.625% Series B Preferred Units to an institutional investor. The net proceeds from this issuance of $48.7 million were used to reduce outstanding indebtedness under our interim financing vehicles. On November 17, 2003, we redeemed each of the 2,000 outstanding Series B Preferred Units at $25.00 per unit plus accrued and unpaid distributions.  The redemption price of the Series B Preferred Units exceeded the related carrying value by the $1.3 million of issuance costs that were originally incurred and classified as a reduction to partners’ capital.  In the fourth quarter of 2003, the $1.3 million excess was reflected as a reduction to earnings in arriving at net income available to common unitholders, in accordance with the July 2003 clarification of EITF Abstracts, Topic No. D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock" (Note 5).

Common Equity Repurchase Program

        The Trust’s board of trustees implemented a common equity repurchase program pursuant to which the Trust is authorized to purchase up to $200 million of its outstanding common shares or units. The Trust views the repurchase of common equity with consideration of other investment alternatives when capital is available to be deployed.  The Trust has repurchased shares from time to time in open market and privately negotiated transactions, depending on market prices and other prevailing conditions, using proceeds from sales of selected assets. Whenever the Trust repurchases common shares from shareholders, we are required to redeem from the Trust an equivalent number of common units on the same terms and for the same aggregate price.  After redemption, the common units redeemed by us are no longer deemed outstanding.  Common units have also been repurchased for cash upon their presentation for redemption by unitholders.  As of March 31, 2004, we had redeemed 4,806 common units, including 4,506 common units redeemed by the Trust, for a total of $116.0 million, including $0.2 million in related commissions.

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
       The accompanying interim unaudited financial statements have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation for these interim periods have been included. The results of operations for the interim period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the financial statements included in our Form 10-K for the year ended December 31, 2003.

      Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

4.  PORTFOLIO AND OTHER FINANCING ACTIVITY

Community Dispositions Subject to Discontinued Operations Reporting

       In March 2004, we sold an apartment community located in Orlando comprising 231 apartment homes.  The net proceeds from this sale were $27.0 million and were used to pay down outstanding borrowings under our interim financing vehicles.  In connection with the sale transaction, we were relieved of a $2.0 million note payable obligation. The gain from the sale of this community was $2.4 million and was recognized in the first quarter of 2004.
      During 2003, we sold four apartment communities located in Houston comprising 1,373 apartment homes and an apartment community located in Dallas comprising 300 apartment homes. The net proceeds from these sales were $112.1 million and were used to pay down outstanding borrowings under our interim financing vehicles. The aggregate gain from the sale of these five communities was $37.7 million.  One of these sales occurred during the first quarter of 2003, resulting in a $5.0 million gain which was recognized in the first quarter of 2003.  The other sales occurred during the third and fourth quarters of 2003.

        Historical operating results and gains are reflected as discontinued operations in the accompanying consolidated statements of operations (Note 6).

Community and Land Dispositions Not Subject to Discontinued Operations Reporting

       In March 2004, we sold our 20% ownership interest in an apartment community located in Houston comprising 186 apartment homes to our partner in the Gables Residential Apartment Portfolio JV (the "GRAP JV").  The net proceeds from this sale were $1.6 million, resulting in a gain of $0.4 million which was recognized in the first quarter of 2004.

        In February 2004, we sold a parcel of land in San Antonio.  The net proceeds from this sale were $1.7 million and resulted in no gain or loss.

        Historical operating results and gains are included in continuing operations in the accompanying consolidated statements of operations (Note 6).

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

Other Acquisitions

       On May 23, 2003, we acquired property management contracts for 10,684 apartment homes in 32 multifamily apartment communities from Archstone Management Services Incorporated.  The services rendered under acquired management contracts for 9,184 apartment homes transitioned to us over the ensuing three month period.  The services to be rendered under the remaining management contracts for 1,500 apartment homes did not transition to us in 2003 for various reasons associated with the underlying assets, including sale prior to transition and location.  The purchase price of approximately $6.5 million was structured to be paid in three installments based on the retention of the contracts acquired.  As of March 31, 2004, we had funded $4.3 million of the purchase price in two installments.  The amount of the third installment will be determined and paid in the second quarter of 2004.

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

5. RECENT ACCOUNTING PRONOUNCEMENTS

          In January 2003, FIN 46, "Consolidation of Variable Interest Entities," was issued, and was subsequently replaced by FIN 46R in December 2003.  In general, a variable interest entity ("VIE") is an entity that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  Previously, a company generally had only consolidated another entity in its financial statements if it controlled the entity through voting interests.  FIN 46R changes that by requiring a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE's activities or is entitled to receive a majority of the entity's residual returns or both.  The provisions of FIN 46R are effective for the first interim period ending after March 15, 2004.  The adoption of FIN 46R did not have a significant impact on our financial statements or result in the consolidation of any previously unconsolidated entities.

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

        In July 2003, EITF Abstracts, Topic No. D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock," was clarified. Topic No. D-42 requires that, in arriving at net earnings available to common shareholders in the calculation of earnings per share, the excess of (1) the fair value of the consideration transferred to the holders of preferred stock over (2) the carrying amount of the preferred stock in the balance sheet be subtracted from net earnings. In July 2003, it was clarified that the carrying amount of the preferred stock should be reduced by the issuance costs of the preferred stock, regardless of where in the stockholders' equity section those costs were initially classified upon issuance.  Prior to this clarification, we had not considered issuance costs in determining the carrying amount of preferred stock. This clarification of Topic No. D-42 was required to be reflected retroactively in the third quarter of 2003, by restating the financial statements of prior periods in accordance with the provisions of paragraphs 27-30 of APB Opinion No. 20, “Accounting Changes.” We redeemed our Series B Preferred Units in November 2003. The redemption price of the Series B Preferred Units exceeded the related carrying value by issuance costs originally incurred and classified as a reduction to partners’ capital of $1.3 million.  In accordance with this clarification, we subtracted the $1.3 million original issuance costs in arriving at net income available to common unitholders in the fourth quarter of 2003.  We will also apply the provisions of Topic No. D-42 to any future redemptions of preferred stock.

6.  DISCONTINUED OPERATIONS

        We adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective January 1, 2002.  SFAS No. 144 requires, among other things, that the operating results of certain real estate assets which have been sold subsequent to January 1, 2002, or otherwise qualify as held for disposition (as defined by SFAS No. 144), be reflected as discontinued operations in the consolidated statements of operations for all periods presented. During the three months ended March 31, 2004, we sold one wholly-owned operating real estate asset.  During 2003, we sold the following wholly-owned operating real estate assets:  one during the first quarter, two during the third quarter and two during the fourth quarter.  The operating results for these six wholly-owned assets sold are reflected as discontinued operations in the accompanying statements of operations for all periods presented. Interest expense has been allocated to the results of the discontinued operations in accordance with EITF No. 87-24. We had no assets that qualified as held for disposition as defined by SFAS No. 144 at March 31, 2004 or December 31, 2003.

       Condensed financial information of the results of operations for the real estate assets sold reflected as discontinued operations is as follows:

	Three Months Ended March 31,
	2004	2003
Total property revenues	$ 610	$4,176
Property operating and maintenance expense (exclusive of items shown separately below) Real estate asset depreciation and amortization Interest expense Total expenses	270 204 145 619	1,776 941 594 3,311
Operating income from discontinued operations	(9)	865
Gain on disposition of discontinued operations	2,382	5,042
Income from discontinued operations	$2,373	$5,907

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

	Three Months Ended March 31,
	2004	2003
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
   Stock options
   Other
Average common units outstanding – diluted

	$3,417 $2,373 $5,790 33,277 135 13 33,425	$ 5,532 $ 5,907 $11,439 30,300 28 9 30,337

8.  SEGMENT REPORTING

       Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our senior management group.

        We own, operate and develop multifamily apartment communities in major markets located in Texas, Georgia, Florida, Washington, D.C. and Tennessee.  Such apartment communities generate rental revenue and other income through the leasing of apartment homes to a diverse base of residents.  The operating performance of each of our communities is affected by the supply and demand dynamics within the immediate submarket or neighborhood of the major market that each community is located in.  We evaluate the performance of each of our apartment communities on an individual basis. However, because each of our apartment communities has similar economic characteristics, residents, and products and services, our apartment communities have been aggregated into one reportable segment. This segment comprised 94% and 93% of our total revenues for the three months ended March 31, 2004 and 2003, respectively.

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

       NOI from our wholly-owned apartment communities included in continuing operations, and a reconciliation thereof to income from continuing operations before equity in income of joint ventures  (this caption in the accompanying statements of operations is the most directly comparable GAAP measure to NOI) is as follows:

	Three Months Ended March 31,
	2004	2003
Total property revenues Less: Property operating and maintenance expenses	$56,621 (20,772)	$52,717 (18,344)
Net operating income (NOI)	$35,849	$34,373

Less other expenses:
Real estate asset depreciation and amortization	(14,020)	(12,124)
Property management (owned and third party)	(4,286)	(3,486)
Ancillary services	(1,064)	(1,225)
Interest expense and credit enhancement fees	(11,157)	(10,921)
Amortization of deferred financing costs	(505)	(424)
General and administrative	(2,974)	(2,333)
Corporate asset depreciation and amortization	(498)	(342)
Total other expenses	(34,504)	(30,855)

Add other revenues:
Property management revenues	2,154	1,849
Ancillary services revenues	1,214	1,873
Interest income	8	73
Other revenues	406	46
Total other revenues	3,782	3,841

Income from continuing operations before equity in income of joint ventures	$5,127	$7,359

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

9.  STOCK OPTIONS

       Beginning January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” for stock-based employee compensation.  Under the prospective method of adoption selected by us, the recognition provisions of SFAS No. 123 apply to all new employee option awards granted by the Trust after December 31, 2002.  Prior option awards will continue to be accounted for under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost has been recognized since all options have been granted with an exercise price equal to the fair value of the Trust’s common shares on the date of grant.  Had compensation cost on all outstanding and unvested option awards been determined consistent with SFAS No. 123, our net income available to common unitholders and earnings per unit would have been reduced to the following pro forma amounts:

Three Months Ended March 31,
2004	2003

Net income available to common unitholders, as reported

Deduct:  Total stock-based employee compensation expense
   determined under fair value based method for all option awards

Net income available to common unitholders, pro forma

Earnings per unit:
     Basic – as reported
     Basic – pro forma
     Diluted – as reported
     Diluted – pro forma

$5,790 - $5,790 $0.17 $0.17 $0.17 $0.17	$11,439 ( 16 $11,423 $0.38 $0.38 $0.38 $0.38)

10. COMMITMENTS AND CONTINGENCIES

 Development and Construction Commitments

       We currently have six communities under development that are expected to comprise 1,890 apartment homes upon completion and an indirect 20% ownership interest in one development community that is expected to comprise 76 apartment homes upon completion.  The estimated costs to complete the development of these assets total $96 million at March 31, 2004, including $5 million of costs pertaining to the single-family lot development adjacent to our Gables Montecito development community.  These costs are expected to be initially funded by $13 million in construction loan proceeds and $83 million in borrowings under our credit facilities.

       At March 31, 2004, we owned three parcels of land on which we intend to develop three communities that we currently expect will comprise 716 apartment homes.  We also had rights to acquire additional parcels of land, either through options or long-term conditional contracts, on which we believe we could develop nine communities that we currently expect would comprise an estimated 2,654 apartment homes.  Any future development is subject to obtaining permits and other governmental approvals, as well as our ongoing business review, and may not be undertaken or completed.

       We have letter of credit and performance obligations of approximately $7.7 million related to our wholly-owned development and construction activities.  As the related development and construction activities are completed, such obligations will be reduced accordingly.

       We are currently serving as general contractor for the construction of five apartment communities for third parties and unconsolidated joint ventures under "cost plus a fee" contracts with guaranteed maximum prices on the costs of construction of approximately $57 million in aggregate.  The construction of these assets was 43% complete in aggregate at March 31, 2004.  Under these contracts, we are obligated to fund any construction cost overruns that are not recovered through a change order.  In addition, we are entitled to a share of the savings generated under these contracts, if any, in the form of an incentive fee.  We are also providing general contractor or construction management services for several construction projects related to existing apartment communities owned by third parties.  Because our clients are obligated to fund the costs that are incurred on their behalf pursuant to the related contract, we net the reimbursement of these costs against the billings for such costs.  Development and construction fees are recognized when earned using the percentage of completion method. During the three months ended March 31, 2004 and 2003, we recognized $0.4 million and $0.6 million, respectively, in development and construction fees under related contracts with gross billings of $8.8 million and $11.4 million, respectively.  Such development and construction fees are included in ancillary services revenues in the accompanying statements of operations.

Operating Leases

       We are party to two long-term ground leases for two apartment communities in Austin with initial terms expiring in 2044 and 2065. We have paid the ground lease rent in full for these leases through the initial term. The prepaid lease payments, net of accumulated amortization, are included in other assets, net in the accompanying balance sheets. We are party to long-term ground leases for an apartment community in Atlanta and an apartment community in Austin with initial terms expiring in 2075 and 2069, respectively. The payments under the Atlanta lease and the Austin lease are made on a monthly and quarterly basis, respectively. We are also party to operating leases for office space with various terms. Rent incurred under these operating leases was $527 and $503 for the three months ended March 31, 2004 and 2003, respectively.  Future minimum lease payments under these operating leases at March 31, 2004 are as follows:

2004	$ 1,691
2005	2,298
2006	2,258
2007	2,060
2008	1,707
2009 and thereafter	34,618
Total	$44,632

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

       The apartment community owned by the GRAP JV, in which we have a 20% ownership interest, is secured by a $28.0 million permanent loan that bears interest at a fixed rate of 4.2% and matures in November 2008.  None of this indebtedness is recourse to us.

       At March 31, 2004, two of the four communities owned by the Gables Residential Apartment Portfolio JV Two (the “GRAP JV Two”), in which we have a 20% ownership interest, are secured by construction loans with committed fundings of $21.8 million.  The loans have initial maturity dates of  October 2004 and June 2005 and have two extension options that, if exercised, would result in final maturity dates of April 2007 and June 2007, respectively.  As of March 31, 2004, there was an aggregate of $18.2 million of indebtedness outstanding under these construction loans which currently bear interest at spreads over LIBOR of 1.60% and 1.70%.  We have a limited payment guaranty on these two loans, pursuant to which we are obligated to pay to the lender a stipulated percentage of all amounts of principal, interest and any other indebtedness becoming due and payable on the loans that is not paid by the borrower, subject to a maximum guaranteed amount of $7.1 million.  At March 31, 2004, the portion of the $18.2 million of outstanding principal that is recourse to us is $5.5 million.  There are no principal amortization requirements through the initial maturity dates.  The inability of the venture to pay any principal or interest under these loans when due would require us to perform under this guaranty obligation.  To the extent we are required to make a payment to the lender under the guaranty agreement, our venture partner would be obligated to pay us its share of that payment based on its ownership interest percentage in the venture.  We have not recorded a liability on our accompanying consolidated balance sheets in connection with this recourse obligation that was entered into prior to January 1, 2003.

      The remaining two communities owned by the GRAP JV Two are secured by permanent loans totaling $39.5 million which mature in November 2008 and bear interest at fixed rates of 4.25% and 4.30%.  None of the indebtedness associated with these two permanent loans is recourse to us.

       Each of the three communities owned by the CMS Tennessee Multifamily JV, in which we have a 8.26% ownership interest, is secured by a conventional fixed-rate loan with a maturity of January 2011.  As of March 31, 2004, there was an aggregate of $51.6 million of indebtedness outstanding under these loans which bear interest at a rate of 7.22%.  None of this indebtedness is recourse to us.

Archstone Management Services Acquisition

        In May 2003, we acquired property management contracts for 10,684 apartment homes in 32 multifamily apartment communities from Archstone Management Services Incorporated.   The purchase price of approximately $6.5 million was structured to be paid in three installments based on the retention of the contracts acquired.  As of March 31, 2004, we had funded $4.3 million of the purchase price in two installments.  The amount of the third installment will be determined and paid in the second quarter of 2004.
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

       We are the entity through which Gables Residential Trust (the "Trust"), a real estate investment trust (a "REIT"), conducts substantially all of its business and owns, either directly or indirectly through subsidiaries, substantially all of its assets. We are focused within the multifamily industry in demand-driven markets throughout the United States that have exhibited high job growth and resiliency to economic downturns.  Our operating performance is based predominantly on net operating income (NOI) from our apartment communities. NOI, which represents total property revenues less property operating and maintenance expenses (as reflected in the consolidated statements of operations), is affected by the demand and supply dynamics within our markets. See Note 8, Segment Reporting, to the accompanying consolidated financial statements for further discussion of our use of NOI as the primary financial measure of performance for our apartment communities.  Our performance is also affected by the general availability and cost of capital and our ability to develop and acquire additional apartment communities with returns in excess of our long-term weighted average cost of capital.

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

        We have experienced slight declines in rental revenues on a same store basis since 2002 as compared to prior years.  This is primarily due to national economic weakness, coupled with low mortgage rates that have resulted in an increase in home purchases by apartment residents.  However, the rate of decline has been diminishing and we expect that operating fundamentals for our business will improve as we move through 2004 as job growth, and the balance between supply and demand, improves in our markets.  The job growth prospects for our markets are partially related to national economic conditions.  We expect job growth to continue in our markets, but it is uncertain whether, and to what extent, the national economy and related job growth will improve in 2004.

        On a same store basis, we expect (1) total property revenues in 2004 to be relatively consistent with 2003 levels and (2) property operating and maintenance expenses for 2004 to increase over 2003 levels generally in line with inflation.  We intend to capitalize on our expectations of improving operating fundamentals by increasing our investment activity for both acquisition and development of new communities.  At the same time, we intend to take advantage of attractive valuations for apartment communities by continuing to sell assets that are no longer consistent with our strategy.

Forward-Looking Statements

        This report contains forward-looking statements within the meaning of the federal securities laws. Actual results or developments could differ materially from those projected in such statements as a result of the risk factors set forth in the relevant paragraphs of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying consolidated financial statements and notes thereto.

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

Issuances of Common Operating Partnership Units

       Since its IPO, the Trust has issued a total of 4,421 common units in connection with the 1998 acquisition of the real estate assets and operations of Trammell Crow Residential South Florida, the acquisition of other operating apartment communities and the acquisition of a parcel of land for future development.

Issuance of Preferred Operating Partnership Units

       On November 12, 1998, we issued 2,000 of our 8.625% Series B Preferred Units to an institutional investor. The net proceeds from this issuance of $48.7 million were used to reduce outstanding indebtedness under our interim financing vehicles. On November 17, 2003, we redeemed each of the 2,000 outstanding Series B Preferred Units at $25.00 per unit plus accrued and unpaid distributions.  The redemption price of the Series B Preferred Units exceeded the related carrying value by the $1.3 million of issuance costs that were originally incurred and classified as a reduction to partners’ capital.  In the fourth quarter of 2003, the $1.3 million excess was reflected as a reduction to earnings in arriving at net income available to common unitholders, in accordance with the July 2003 clarification of EITF Abstracts, Topic No. D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock." See Note 5 to the accompanying consolidated financial statements.

Common Equity Repurchase Program

        The Trust’s board of trustees implemented a common equity repurchase program pursuant to which the Trust is authorized to purchase up to $200 million of its outstanding common shares or units. The Trust views the repurchase of common equity with consideration of other investment alternatives when capital is available to be deployed.  The Trust has repurchased shares from time to time in open market and privately negotiated transactions, depending on market prices and other prevailing conditions, using proceeds from sales of selected assets. Whenever the Trust repurchases common shares from shareholders, we are required to redeem from the Trust an equivalent number of common units on the same terms and for the same aggregate price.  After redemption, the common units redeemed by us are no longer deemed outstanding.  Common units have also been repurchased for cash upon their presentation for redemption by unitholders.  As of March 31, 2004, we had redeemed 4,806 common units, including 4,506 common units redeemed by the Trust, for a total of $116.0 million, including $0.2 million in related commissions.

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

Portfolio and Other Financing Activity

Community Dispositions Subject to Discontinued Operations Reporting

        In March 2004, we sold an apartment community located in Orlando comprising 231 apartment homes.  The net proceeds from this sale were $27.0 million and were used to pay down outstanding borrowings under our interim financing vehicles.  In connection with the sale transaction, we were relieved of a $2.0 million note payable obligation.  The gain from the sale of this community was $2.4 million and was recognized in the first quarter of 2004.
       During 2003, we sold four apartment communities located in Houston comprising 1,373 apartment homes and an apartment community located in Dallas comprising 300 apartment homes. The net proceeds from these sales were $112.1 million and were used to pay down outstanding borrowings under our interim financing vehicles. The aggregate gain from the sale of these five communities was $37.7 million.  One of these sales occurred during the first quarter of 2003, resulting in a $5.0 million gain which was recognized in the first quarter of 2003.  The other sales occurred during the third and fourth quarters of 2003.

       Historical operating results and gains are reflected as discontinued operations in the accompanying consolidated statements of operations.  See Note 6 to the accompanying consolidated financial statements for further discussion.

Community and Land Dispositions Not Subject to Discontinued Operations Reporting

        In March 2004, we sold our 20% ownership interest in an apartment community located in Houston comprising 186 apartment homes to our partner in the Gables Residential Apartment Portfolio JV (the "GRAP JV").  The net proceeds from this sale were $1.6 million, resulting in a gain of $0.4 million which was recognized in the first quarter of 2004.

        In February 2004, we sold a parcel of land in San Antonio.  The net proceeds from this sale were $1.7 million and resulted in no gain or loss.

        Historical operating results and gains are included in continuing operations in the accompanying consolidated statements of operations. See Note 6 to the accompanying consolidated financial statements for further discussion.

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

Other Acquisitions

       On May 23, 2003, we acquired property management contracts for 10,684 apartment homes in 32 multifamily apartment communities from Archstone Management Services Incorporated.  The services rendered under acquired management contracts for 9,184 apartment homes transitioned to us over the ensuing three month period.  The services to be rendered under the remaining management contracts for 1,500 apartment homes did not transition to us in 2003 for various reasons associated with the underlying assets, including sale prior to transition and location.  The purchase price of approximately $6.5 million was structured to be paid in three installments based on the retention of the contracts acquired.  As of March 31, 2004, we had funded $4.3 million of the purchase price in two installments.  The amount of the third installment will be determined and paid in the second quarter of 2004.

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

Critical Accounting Policies and Recent Accounting Pronouncements

       Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and a summary of our significant accounting policies is included in Notes 4 and 6 to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2003. Note 5 to the accompanying consolidated financial statements includes a summary of recent accounting pronouncements and their actual or expected impact on our consolidated financial statements. Our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Our actual results may differ from these estimates. As an owner, operator and developer of apartment communities, our critical accounting policies relate to revenue recognition, cost capitalization and asset impairment evaluation.

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

       Ancillary services: We provide development and construction, corporate rental housing and brokerage services to third parties and unconsolidated joint ventures. Development and construction services are typically provided under "cost plus a fee" contracts.  Because our clients are obligated to fund the costs that are incurred on their behalf pursuant to the related contract, we net the reimbursement of these costs against the billings for such costs.  Development and construction fees are recognized when earned using the percentage of completion method.  During the three months ended March 31, 2004 and 2003, we recognized $0.4 million and $0.6 million, respectively, in development and construction fees under related contracts with gross billings of $8.8 million and $11.4 million, respectively.  Corporate rental housing revenues and brokerage commissions are recognized when earned.

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

        Expenditures in excess of $1 for purchases of a new asset with a useful life in excess of one year and for replacements and repairs that extend the useful life of the asset are capitalized and depreciated over their useful lives. Recurring value retention capital expenditures are typically incurred every year during the life of an apartment community and include such expenditures as carpet, flooring and appliances. Non-recurring capital expenditures are costs that are generally incurred in connection with a major project impacting an entire community, such as roof replacement, parking lot resurfacing, exterior painting and siding replacement. Value-enhancing capital expenditures are costs for which an incremental value is expected to be achieved from increasing the NOI potential for a community or recharacterizing the quality of the income stream with an anticipated reduction in potential sales cap rate for items such as replacement of wood siding with a masonry-based hardi-board product, amenity upgrades and additions, installation of security gates and additions of covered parking. Recurring value retention and non-recurring and/or value-enhancing capital expenditures do not include costs incurred in connection with a major renovation of an apartment community. Repairs and maintenance, such as landscaping maintenance, interior painting and cleaning and supplies used in such activities, are expensed as incurred.

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

Discontinued Operations

       We adopted SFAS No. 144 effective January 1, 2002 which requires, among other things, that the operating results of certain real estate assets which have been sold subsequent to January 1, 2002, or otherwise qualify as held for disposition (as defined by SFAS No. 144), be reflected as discontinued operations in the consolidated statements of operations for all periods presented. During the three months ended March 31, 2004, we sold one wholly-owned operating real estate asset.  During 2003, we sold the following wholly-owned operating real estate assets:  one during the first quarter, two during the third quarter and two during the fourth quarter.  The operating results for these six wholly-owned assets sold are reflected as discontinued operations in the accompanying statements of operations for all periods presented. Interest expense has been allocated to the results of the discontinued operations in accordance with EITF No. 87-24. We had no assets that qualified as held for disposition as defined by SFAS No. 144 at March 31, 2004 or December 31, 2003.

Results of Operations

Comparison of operating results for the three months ended March 31, 2004  (the “2004 Period”) to the three months ended March 31, 2003 (the “2003 Period”)

       Our net income is generated primarily from the operation of our apartment communities and the disposition of assets that no longer meet our investment criteria. For purposes of evaluating comparative operating performance, we categorize our operating communities based on the period each community reaches stabilized occupancy. A community is considered to have achieved stabilized occupancy on the earlier to occur of (1) attainment of 93% physical occupancy or (2) one year after completion of construction. The combined operating performance for all of our wholly-owned apartment communities that are included in continuing operations for the 2004 Period and the 2003 Period is summarized as follows:

	Number of 2004 Period Apt. Homes	2004 Period	2003 Period	$ Change	% Change

Rental and other property revenues:
 Same-store communities (a)
Triple net master lease communities
Communities stabilized in the 2004 Period,
   but not in the 2003 Period
Development and lease-up communities
Communities under renovation or not fully operational
Acquired stabilized communities (b)
Sold communities (c)
   Total property revenues

	16,099 728 2,534 1,748 583 - - 21,692	$43,627 1,861 7,051 2,642 1,440 - - $56,621	$45,186 1,849 4,653 26 1,003 - - $52,717	$(1,559) 12. 2,398 2,616 437 - - $ 3,904	-3.5% 0.6% 51.5% 10,061.5% 43.6% - - 7.4%

Property operating and maintenance expenses (d):
Same-store communities (a)
Triple net master lease communities
Communities stabilized in the 2004 Period,
   but not in the 2003 Period
Development and lease-up communities
Communities under renovation or not fully operational
Acquired stabilized communities (b)
Sold communities (c)
   Total property operating and maintenance expenses

		$16,172 215 2,705 1,064 616 - - $20,772	$15,717 203 2,010 - 414 - - $18,344	$ 455 12. 695 1,064 202. - . -. $2,428.	2.9% 5.9% 34.6% -. 48.8% -. -. 13.2%

Property net operating income (NOI) (e):
Same-store communities (a)
Triple net master lease communities
Communities stabilized in the 2004 Period,
   but not in the 2003 Period
Development and lease-up communities
Communities under renovation or not fully operational
Acquired stabilized communities (b)
Sold communities (c)
   Total property net operating income (NOI)

		$27,455 1,646 4,346 1,578 824 - - $35,849	$29,469 1,646 2,643 26 589 - - $34,373	$(2,014) -. 1,703. 1,552. 235. - - $ 1,476	-6.8% 0.0% 64.4% 5,969.2% 39.9% -. -. 4.3%
Total property NOI as a percentage of total property revenues		63.3%	65.2%	-	-1.9%

(a)  Communities that were owned and fully stabilized throughout both the 2004 Period and the 2003 Period ("same-store").
(b)  Stabilized communities that were acquired subsequent to January 1, 2004.
(c)  Communities that were sold subsequent to January 1, 2003.
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

       Total property revenues increased $3,904, or 7.4%, from $52,717 to $56,621 due to an increase in the number of apartment homes resulting from the development, lease-up and acquisition of additional communities, as well as an increase in number of available apartment homes associated with renovation activities at several of our communities.  These increases were partially offset by a 3.5% decrease in same-store performance as a result of national economic weakness.

        Property operating and maintenance expenses, as reflected in our consolidated statements of operations, increased $2,428, or 13.2%, from $18,344 to $20,772 due to an increase in the number of apartment homes resulting from the development, lease-up and acquisition of additional communities, as well as an increase in the number of available apartment homes associated with renovation activities at several of our communities.  In addition, same-store expenses increased 2.9% due to increases in property taxes, payroll and redecorating expenses partially offset by decreases in marketing and utilities expenses.

        Additional information for the 61 same-store apartment communities presented in the preceding table is as follows:

	Number of	% of 2004	Physical Occupancy	Economic Occupancy	% Change from the 2003 Period to the 2004 Period in
Market	Apartment Homes	Period NOI	in the 2004 Period (a)	in the 2004 Period (a)	Economic Occupancy	Revenues	Expenses	NOI
South Florida	4,557	32.8%	94.9%	92.6%	-1.6%	-0.9%	5.0%	-3.7%
Houston	3,857	21.8%	93.8%	92.2%	-2.4%	-5.3%	4.6%	-10.6%
Atlanta	3,614	18.9%	93.2%	90.5%	-1.2%	-4.8%	-0.1%	-7.4%
Austin	1,677	11.5%	93.1%	92.1%	-1.0%	-4.8%	-2.1%	-6.4%
Dallas	1,300	10.0%	94.9%	92.6%	-0.4%	-2.9%	0.8%	-5.0%
Washington, D.C.	82	1.6%	94.4%	94.0%	-4.2%	-2.3%	10.9%	-7.2%
Other	1,012	3.4%	88.9%	81.8%	-5.2%	-3.7%	10.9%	-14.1%
Totals	16,099	100.0%	93.8%	91.6%	-1.7%	-3.5%	2.9%	-6.8%

(a)  Physical occupancy represents gross potential rent less physical vacancy loss as a percentage of gross potential rent.  Economic occupancy represents actual rental revenue collected divided by gross potential rent.  Thus, economic occupancy differs from physical occupancy in that it takes into account concessions, non-revenue producing apartment homes and delinquencies.

        Property management revenues increased $305, or 16.5%, from $1,849 to $2,154 due primarily to a net increase of approximately 2,900 apartment homes managed for third parties and unconsolidated joint ventures from an average of 22,900 in the 2003 Period to 25,800 in the 2004 Period.  This net increase in units managed is due primarily to the May 2003 acquisition of the Archstone Management Business, offset in part by a net decrease in apartment homes managed for third parties due primarily to sales.

        Ancillary services revenues decreased $659, or 35.2%, from $1,873 to $1,214 due primarily to a decrease of $406 in corporate rental housing revenue, a decrease of $153 in development and construction fee revenue and a decrease of $100 in third-party brokerage services revenue.  Such decreases were due to volume declines in services rendered.

        Interest income decreased $65, or 89.0%, from $73 to $8 due to a decrease in interest-bearing deposits and a decrease in interest rates.

        Other revenues increased $360, or 782.6%, from $46 to $406 due primarily to income earned during the 2004 Period related to certain non-routine items.

        Real estate asset depreciation and amortization increased $1,896, or 15.6%, from $12,124 to $14,020 due primarily to the impact of the development and acquisition of additional communities and capital improvements made to existing operating communities, as well as a non-recurring adjustment recorded to depreciation in the 2004 Period of $707.

        Property management expense for communities owned by us and third parties increased $800, or 22.9%, from $3,486 to $4,286 due to an increase of approximately 3,400 apartment homes under management from an average of 43,500 in the 2003 Period to an average of 46,900 in the 2004 Period due primarily to the May 2003 acquisition of the Archstone Management Business and the lease-up of additional owned communities, offset in part by a net decrease in apartment homes managed for third parties due primarily to sales.

        Ancillary services expense decreased $161, or 13.1%, from $1,225 to $1,064 due primarily to a decrease in development and construction expenses of $116 and a decrease in corporate rental housing expenses of $42.  Such decreases are due to volume declines in services rendered.

        Interest expense and credit enhancement fees increased $236, or 2.2%, from $10,921 to $11,157.  An increase in outstanding indebtedness associated with the November 2003 redemption of our Series B Preferred Units and an increase in operating debt associated with the development and acquisition of additional communities was offset in part by a decrease in interest rates for variable-rate borrowings and a decrease in outstanding indebtedness associated with 2004 and 2003 sale activities, the May 2003 issuance of our Series D Preferred Shares and the August 2003 issuance of 2,500 common shares.

        Amortization of deferred financing costs increased $81, or 19.1%, from $424 to $505 due primarily to increased financing costs associated with the modification of our unsecured revolving credit facility in February 2003 and December 2003.

        General and administrative expense increased $641, or 27.5%, from $2,333 to $2,974 due primarily to increases in travel expenses related to our national meeting in the 2004 Period, professional fees and long-term compensation costs.  These increases were partially offset by a decrease in internal acquisition costs associated with the acquisition of an operating apartment community in the 2003 Period.

        Corporate asset depreciation and amortization increased $156, or 45.6%, from $342 to $498 due primarily to an increase in amortization resulting from the management contracts acquired in connection with the May 2003 acquisition of the Archstone Management Business.

        Equity in income of joint ventures increased $389, or 409.5%, from $95 to $484 due primarily to the sale of our 20% ownership interest in an apartment community located in Houston to our joint venture partner, resulting in a $432 gain recognized in the 2004 Period.

        Our share of the operating results for the apartment communities owned by the unconsolidated joint ventures in which we have an interest during the 2004 Period and the 2003 Period is as follows:

2004 Period								Total
Stabilized(a)		Development & Lease-up (b)		Sales (c)		Total		2003 Period

Our share of joint venture results:
Rental and other property revenues
Property operating and maintenance expenses
(exclusive of items shown separately below)
     Property net operating income (NOI)
Interest expense and credit enhancement fees
Amortization of deferred costs
Other
     Funds from operations (FFO)
Gain on sale of previously depreciated operating real
      estate assets
Real estate asset depreciation
     Equity in income of joint ventures

Number of operating communities
Number of apartment homes in operating communities
Average percent occupied during the year

$ 1,046 ( 427 619 ( 251 ( 12 ( 8 348 - ( 313 $ 35 7 2,492 91%	) ) ) ) )	$ 146 ( 65 81 ( 21 ( 5 ( 1 54 - ( 46 $ 8 1 297 80%	) ) ) ) )	$ 97 ( 43 54 ( 11 ( 1 ( 1 41 432 ( 32 $ 441 1 186 94%	) ) ) ) )	$1,289 ( 535 754 ( 283 ( 18 ( 10 443 432 ( 391 $ 484 9 2,975 90%	) ) ) ) )	$1,146 ( 468 678 ( 207 ( 16 ( 20 435 - ( 340 $ 95 9 2,975 80%	) ) ) ) )

(a) Communities that were owned and fully stabilized throughout the 2004 Period.
(b) Communities in the development and/or lease-up phase that were not fully stabilized during all or any of the 2004 Period.
(c) Communities that were sold subsequent to January 1, 2004.

        Income from discontinued operations decreased $3,534, or 59.8%, from $5,907 to $2,373 due primarily to the $5,042 gain on disposition of discontinued operations recognized in the 2003 Period, partially offset by the $2,382 gain on disposition of discontinued operations recognized in the 2004 Period.

        Distributions to preferred unitholders increased $272, or 14.2%, from $1,922 to $2,194 due primarily to the $75 million issuance of our Series D Preferred Shares in May 2003, partially offset by the $50 million redemption of our Series B Preferred Units in November 2003.

Liquidity and Capital Resources

Cash Flows from Operating, Investing and Financing Activities

        Net cash provided by operating activities from continuing operations increased from $1,585 for the three months ended March 31, 2003 to $8,266 for the three months ended March 31, 2004 due to a change in other liabilities between periods of $3,271, a change in other assets between periods of $4,827 and an increase of $140 in income from continuing operations (a) before specified non-cash or non-operating items, including depreciation, amortization, equity in income of joint ventures, long-term compensation expense and  (b) after operating distributions received from joint ventures.  Such increases were offset in part by a change in restricted cash between periods of $1,557. Net cash provided by operating activities from discontinued operations decreased from $1,806 to $195 due to the disposition of discontinued operations in 2003 and 2004.

        We used $34,208 of net cash in investing activities for the three months ended March 31, 2003 compared to $12,459 for the three months ended March 31, 2004.  During the three months ended March 31, 2004, we expended (1) $39,780 related to acquisition, development, construction and renovation expenditures, (2) $2,084 related to recurring value retention capital expenditures for operating apartment communities, (3) $502 related to non-recurring and/or value-enhancing capital expenditures for operating apartment communities and (4) $327 related to our investment in joint ventures.   During the three months ended March 31, 2004, we received cash of  (1) $26,958 in connection with the disposition of discontinued operations, (2) $1,696 in connection with the sale of undeveloped land and (3) $1,580 from the sale of our joint venture real estate asset interest. During the three months ended March 31, 2003, we expended (1) $48,251 related to acquisition, development, construction and renovation expenditures, (2) $2,469 related to recurring value retention capital expenditures for operating apartment communities, (3) $1,835 related to non-recurring and/or value-enhancing capital expenditures for operating apartment communities and (4) $390 related to our investment in joint ventures.  During the three months ended March 31, 2003, we received cash of $18,737 in connection with the disposition of discontinued operations.

        We had $34,243 of net cash provided by financing activities for the three months ended March 31, 2003 compared to $5,941 for the three months ended March 31, 2004. During the three months ended March 31, 2004, we received net proceeds of  $23,046 from net borrowings and  $5,304 from the Trust’s issuance of common shares upon the exercise of share options.  We expended (1) $22,270 in common and preferred dividends and distributions, (2) $4 in deferred financing costs and (3) $135 of principal escrow payments deposited into escrow, net.  During the three months ended March 31, 2003, we received net proceeds of $56,299 from net borrowings  and we expended (1) $20,805 in common and preferred dividends and distributions, (2) $1,120 in deferred financing costs and (3) $131 of principal escrow payments deposited into escrow, net.

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

Contractual Obligations

        A summary of our contractual obligations at March 31, 2004 is as follows:

	Payments Due by Year

	2004	2005	2006	2007	2008	2009 & Thereafter	Total

Regularly scheduled principal amortization payments	$ 995	$ 1,614	$ 1,525	$ 1,639	$ 1,252	$ 11,566	$ 18,591
Balloon principal payments due at maturity (a)	48,365	303,567	239,837	206,398	90,200	117,194	1,005,561
Total notes payable	49,360	305,181	241,362	208,037	91,452	128,760	1,024,152

Operating leases (b)	1,691	2,298	2,258	2,060	1,707	34,618	44,632

Deferred purchase price of the Archstone Management Business (c)	2,167	-	-	-	-	-	2,167

Manditorily redeemable Series Z Preferred Units (d)	-	-	-	-	2,250	4,500	6,750

Total	$53,218	$307,479	$243,620	$210,097	$95,409	$167,878	$1,077,701

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
(d)  Includes cumulative distributions of $2,250 from the June 1998 issuance date that are payable in June 2008.  Distributions from June 2008 to the June 2018 mandatory redemption date are payable annually and thus are excluded from the preceding table.

        We have various standing or renewable service contracts with vendors related to the operation of our communities.  These contracts have terms generally equal to one year or less and provide for cancellation with insignificant or no penalties.

        In addition to these contractual obligations, we currently have six communities under development that are expected to comprise 1,890 apartment homes upon completion and an indirect 20% ownership interest in one development community that is expected to comprise 76 apartment homes upon completion.  The estimated costs to complete the development of these assets total $96 million at March 31, 2004, including $5 million of costs pertaining to the single-family lot development adjacent to our Gables Montecito development community.  These costs are expected to be initially funded by $13 million in construction loan proceeds and $83 million in borrowings under our credit facilities described below.

        At March 31, 2004, we owned three parcels of land on which we intend to develop three communities that we currently expect will comprise 716 apartment homes.  We also had rights to acquire additional parcels of land, either through options or long-term conditional contracts, on which we believe we could develop nine communities that we currently expect would comprise an estimated 2,654 apartment homes.  Any future development is subject to obtaining permits and other governmental approvals, as well as our ongoing business review, and may not be undertaken or completed.

       Additional information regarding our development activity is included in the “Development and Lease-up Communities” table below.

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

$300 Million Credit Facility

        We have an unsecured revolving credit facility with a committed capacity of $300 million provided by a syndicate of banks that has a maturity date of May 2005.  This facility was modified in February 2003 and December 2003 to, among other things, increase the committed capacity under the facility from $225 million to $252 million and from $252 million to $300 million, respectively.  Syndicated borrowings under this facility currently bear interest at our option of LIBOR plus 0.85% or prime minus 0.25%.  Fees for letters of credit issued under this facility are equal to the spread over LIBOR for syndicated borrowings.  In addition, we pay a facility fee currently equal to 0.20% of the $300 million committed capacity.  The spread over LIBOR for syndicated borrowings and the facility fee may be adjusted up or down based on changes in our senior unsecured credit ratings and our leverage ratios.  There are five stated pricing levels for (1) the spread over LIBOR for syndicated borrowings ranging from 0.70% to 1.25% and (2) the facility fee ranging from 0.15% to 0.30%.  A competitive bid option is available for borrowings up to 50% of the $300 million committed capacity, or $150 million.  This option allows participating banks to bid to provide us loans at a rate that is lower than the stated rate for syndicated borrowings.  At March 31, 2004, we had outstanding under the facility (1) $122 million in borrowings outstanding under the competitive bid option at an average interest rate of 1.53% and (2) $48 million of letters of credit, including $46 million of letters of credit enhancing four tax-exempt variable rate notes payable totaling $45 million.  Thus, we had $130 million of availability under the facility at March 31, 2004.  We expect to renew and/or renegotiate the facility prior to the May 2005 maturity date, however there can no assurance that such renewal and/or renegotiation will occur.

$75 Million Borrowing Facility

        We have a $75 million unsecured borrowing facility with a bank that has a maturity date of May 2005. The interest rate and maturity date related to each advance under this facility is agreed to by both parties prior to each advance. We had $18.7 million in borrowings outstanding under this facility at March 31, 2004 at an interest rate of 1.60%.

$10 Million Credit Facility

        We have a $10 million unsecured revolving credit facility with a bank that has a maturity date of May 2005.  Borrowings under this facility bear interest at the same scheduled interest rates for syndicated borrowings as the $300 million credit facility.  We had $1.1 million in borrowings outstanding under this facility at March 31, 2004 at an interest rate of 1.93%.

Secured Construction Loans

        We have committed fundings under eight construction-related financing vehicles for four wholly-owned development communities totaling $78.1 million from a bank. At March 31, 2004, we had drawn $36.6 million under these variable-rate financing vehicles and therefore have  $41.5 million of remaining capacity. Borrowings under these vehicles bear interest at a weighted average rate of 3.04% at March 31, 2004.

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

        Our ability to borrow under our unsecured credit facilities and secured construction loans is subject to our compliance with a number of financial covenants, affirmative covenants and other restrictions on an ongoing basis.  The principal financial covenants impacting our leverage are: (1) our total debt may not exceed 57.5% of our total assets; (2) our annualized interest coverage ratio may not be less than 2.0:1; (3) our annualized fixed charge coverage ratio may be not less than 1.75:1; (4) our total secured debt may not exceed 35% of our total assets, and the recourse portion of our secured debt may not exceed 10% of our total assets; (5) our unencumbered assets may not be less than 175% of our total unsecured debt; (6) our tangible net worth may not be less than $747.6 million; and (7) our floating rate debt may not exceed 30% of our total assets.  Such financing vehicles also restrict the amount of capital we can invest in specific categories of assets, such as unimproved land, properties under construction, non-multifamily properties, debt or equity securities, and unconsolidated affiliates.

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

        Our credit facilities, construction loans and indentures are cross-defaulted and also contain cross default provisions with other of our material indebtedness.  We were in compliance with covenants and other restrictions included in our debt agreements as of March 31, 2004.  The indentures and the $300 million credit facility agreement containing the financial covenants discussed above, as well as the other material terms of our indebtedness, including definitions of the many terms used in and the calculations required by financial covenants, have been filed with the Securities and Exchange Commission as exhibits to our periodic or other reports.

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

        We account for our joint venture arrangements using the equity method.  Total indebtedness of our unconsolidated joint ventures is $153.6 million at March 31, 2004.  We have a $7.1 million maximum limited payment guaranty on two joint venture construction loans with committed fundings aggregating $21.8 million.  At March 31, 2004, there is $18.2 million of principal outstanding under these loans and the portion of this that is recourse to us is $5.5 million.  We do not believe that we will have any funding obligations under this limited payment guaranty.  The remaining $135.4 million of joint venture indebtedness is not recourse to us.

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

our ability to increase shareholder value by producing consistent high quality earnings to sustain dividends and annual total returns that exceed the multifamily sector average;
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

Development and Lease-up Communities at March 31, 2004:

					Percent at March 31, 2004			Actual or Estimated Quarter of
Market	Community	No. of Apt. Homes	Total Budgeted Cost	Cost to Complete	Complete	Leased	Occupied	Constr- uction Start	Initial Occu- pancy	Constr- uction End	Stab- ilized Occupancy
			(millions)	(millions)							(a)
Wholly-Owned Development/Lease-up Communities:
Atlanta, GA	Gables Rock Springs III (b)	193	$ 19	$ 18	2%	--	--	1 Q 2004	2 Q 2005	4 Q 2005	4 Q 2005
Austin, TX	Gables Grandview (c)	458	56	8	85%	20%	15%	1 Q 2003	4 Q 2003	4 Q 2004	3 Q 2005
Houston, TX	Gables Augusta (c)	312	33	8	69%	15%	5%	1 Q 2003	1 Q 2004	4 Q 2004	2 Q 2005
South FL	Gables Floresta	311	39	8	74%	32%	23%	1 Q 2003	4 Q 2003	4 Q 2004	2 Q 2005
South FL	Gables Montecito (d)	450	56	48	4%	--	--	2 Q 2004	3 Q 2005	4 Q 2006	1 Q 2007
Tampa, FL	Gables Beach Park	166	23	1	95%	51%	24%	1 Q 2003	4 Q 2003	4 Q 2004	4 Q 2004
	Wholly-Owned Totals	1,890	$ 226	$ 91
Co-Investment Development/Lease-up Community (e):
Tampa, FL	Gables West Park Village III	76	$ 10	$ 5	41%	--	--	4 Q 2003	3 Q 2004	1 Q 2005	1 Q 2005
	Co-Investment Totals	76	$ 10	$ 5	(f)
Wholly-Owned Completed Community in Lease-up:
Atlanta, GA	Gables Rock Springs II (g)	233	$ 25	$ -	100%	95%	91%	2 Q 2002	2 Q 2003	1 Q 2004	2 Q 2004
	Wholly-Owned Totals	233	$ 25	$ -
Co-Investment Completed Community in Lease-up (e):
Tampa, FL	Gables West Park Village II	297	$ 27	$ -	100%	91%	86%	2 Q 2002	1 Q 2003	4 Q 2003	2 Q 2004
	Co-Investment Totals	297	$ 27	$ -

(a) Stabilized occupancy is defined as the earlier to occur of (i) 93% occupancy or (ii) one year after completion of construction.
(b) This community represents the reconstruction of 56 apartment homes previously owned and operated by us into 193 apartment homes.
(c) These communities are secured by construction loans with an aggregate committed capacity of $43 million, of which $30 million was outstanding at March 31, 2004.
(d) We are developing single-family lots adjacent to this community and have such lots under contract for sale once development is complete. Amounts pertaining to the single-family lots have been excluded from the disclosure above.  At March 31, 2004, $9 million in costs have been incurred pertaining to the single family lots, and the estimated cost to complete is $5 million. Such costs are included in construction in progress in the accompanying consolidated balance sheet.
(e) These communities are owned by the GRAP JV Two, in which we hold an indirect 20% interest.
(f) Construction loan proceeds are expected to fund $4 million of the costs to complete at March 31, 2004.  The remaining costs will be funded by capital contributions to the venture from our venture partner and us in a funding ratio of 80% and 20%, respectively.
(g) This community represents the reconstruction of 100 apartment homes previously owned and operated by us into 233 apartment homes.

        The projections and estimates contained in the table above are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks and uncertainties and actual results may differ materially from those projected and estimated in such statements. Risks associated with our development, construction and lease-up activities, which could impact the forward-looking statements made, include: development opportunities may be abandoned; construction costs of a community may exceed original estimates, possibly making the community uneconomical; and construction and lease-up may not be completed on schedule, resulting in increased debt service and construction costs.

Stabilized Communities at March 31, 2004

	No. of Apt.	March 31, 2004		March 31, 2004 Market Rent Per
Community	Homes	Occupancy		Home	Square Foot

Atlanta, GA
Briarcliff Gables
Buckhead Gables
Gables Cityscape
Gables Metropolitan I (JV)
Gables Metropolitan II (JV)
Gables Mill
Gables Montclair
Gables Northcliff
Gables Paces
Gables Rock Springs I
Gables Vinings
Gables Walk
Gables Wood Arbor
Gables Wood Crossing
Gables Wood Glen
Gables Wood Knoll
Lakes at Indian Creek
Roswell Gables I
Roswell Gables II
Spalding Gables
Wildwood Gables
Totals/Averages

South FL
 Belmar
Cotton Bay
Gables Boca Place
Gables Boynton Beach I
Gables Boynton Beach II
Gables Kings Colony
Gables Mizner on the Green
Gables Palma Vista
Gables San Michele I
Gables San Michele II
Gables San Remo
Gables Town Colony
Gables Town Place
Gables Wellington
Hampton Lakes
Hampton Place
Mahogany Bay
 Vinings at Hampton Village
  Totals/ Averages

Houston,  TX
Gables Austin Colony
Gables Cityscape
Gables Citywalk/
  Waterford Sq.
Gables Edgewater

104 162 182 435 274 438 183 82 80 132 315 310 140 268 380 312 603 384 284 252 546 5,866 36 444 180 252 296 480 246 189 249 343 180 172 312 222 300 368 328 168 4,765 237 252 317 292		94% 98% 99% 91% 89% 92% 92% 95% 93% 96% 93% 95% 95% 93% 92% 95% 86% 91% 91% 94% 96% 93% - 97% 96% 96% 93% 96% 96% 95% 96% 93% 91% 99% 96% 96% 95% 95% 96% 98% 95% 94% 94% 94% 97%	(a) (b)

$1,042
757
769
1,217
1,270
768
1,465
1,164
1,900
1,163
947
972
632
685
614
680
587
827
826
836
    862
$ 878

$936
796
 1,076
957
953
910
1,579
1,647
1,517
1,508
1,303
1,009
894
1,079
861
806
845
    890
$1,059

$ 925
913

874
865

$0.84
1.00
0.93
1.09
1.14
0.83
0.96
0.75
1.15
1.00
0.89
0.82
0.69
0.71
0.62
0.68
0.64
0.76
0.70
0.84
   0.76
$0.83

$0.61
0.81
1.10
0.80
0.79
1.00
1.25
1.14
1.08
1.09
0.96
1.18
1.07
0.93
0.82
0.84
0.84
  0.74
$0.95

$0.95
1.07

1.08
0.98

Stabilized Communities at March 31, 2004 (continued)

	No. of Apt.	March 31, 2004	March 31, 2004 Market Rent Per
Community	Homes	Occupancy	Home	Square Foot

Houston, TX (continued)
 Gables Lions Head
Gables Metropolitan Uptown
Gables of First Colony
Gables Piney Point
 Pin Oak Green
Gables Pin Oak Park
Gables Rivercrest I
Gables Rivercrest II
Gables Windmill Landing
  Totals/Averages

Dallas, TX
 Gables at Pearl Street
Gables CityPlace
Gables Ellis Street
Gables Knoxbridge
Gables Mirabella
Gables Spring Park
Gables State Thomas Townhomes
Gables State Thomas Ravello
Gables Turtle Creek
Gables Valley Ranch
Totals/Averages

Austin, TX
 Gables at the Terrace
Gables Barton Creek
Gables Bluffstone
Gables Central Park
Gables Great Hills
Gables Park Mesa
Gables Town Lake
Gables West Avenue
   Totals/Averages

Memphis, TN
 Arbors of Harbortown (JV)
Gables Cordova
Gables Stonebridge (JV)
Totals/Averages

Nashville, TN
 Brentwood Gables (JV)
Gables Hendersonville (JV)
Gables Hickory Hollow I
Gables Hickory Hollow II
Totals/Averages

277 318 324 246 581 474 140 140 259 3,857 108 232 245 334 126 188 177 290 150 319 2,169 308 160 256 273 276 148 256 239 1,916 345 464 500 1,309 254 364 276 272 1,166		96% 92% 97% 96% 91% 92% 95% 96% 97% 94% 91% 98% 91% 98% 95% 93% 97% 93% 97% 95% 95% 94% 94% 93% 93% 93% 95% 94% 95% 94% 94% 87% 91% 90% 96% 93% 92% 90% 92%	$769 927 987 849 957 993 780 767 728 $ 894 $1,251 1,354 1,581 1,055 1,119 946 1,760 1,584 1,166 877 $1,260 $1,105 1,397 974 1,369 804 1,156 1,398 1,426 $1,189 $901 701 703 $755 $953 688 660 653 $731

$0.91
1.02
0.99
0.92
0.94
0.97
0.93
0.91
   0.84
$0.97

 $1.15
1.29
1.32
1.24
1.23
0.90
1.18
1.39
1.16
   0.86
$1.18

 $1.16
1.20
0.99
1.45
0.97
1.06
1.50
  1.66
$1.25

 $0.91
0.75
  0.80
$0.81

 $0.84
0.73
0.74
  0.68
$0.75

Orlando, FL
 Gables Chatham Square
Gables North Village
The Commons at Little Lake Bryan
 Totals/Averages

Tampa, FL
 Gables West Park Village I (JV)
 Totals/Averages

Washington, D.C.
 Gables Dupont Circle
Gables Woodley Park
Totals/Averages

	448 315 280 1,043 320 320 82 211 293	100% 93% 100% 98% 89% 89% 96% --- 96%	(d)	--- 1,122 --- $1,122 $1,187 $1,187 $2,683 2,222 $2,351	(c) (c)	--- 0.84 --- $0.84 $0.95 $0.95 $2.75 2.58 $2.63	(c) (c)
Grand Totals/Averages	22,704	94%		$ 997		$0.97

(a) (b) (c) (d)

This community is not fully operational as of March 31, 2004; therefore, occupancy is based on apartment homes available for lease.
This community was acquired by us in December 2003 for renovation and was 64% occupied at March 31, 2004.
This community is adjacent to a land parcel that Gables acquired in January 2004 for the future development of an estimated 261 apartment homes.
This community is leased to a single user group pursuant to a triple net master lease.  Accordingly, scheduled rent data is not reflected as it is not comparable to the rest of our portfolio.
This community was in lease-up upon our acquisition in July 2003.  At March 31, 2004, the community was 89%
occupied.

Portfolio Indebtedness Summary at March 31, 2004
Type of Indebtedness	Balance	Interest Rate (a)	Total Rate (b)	Years to Maturity
Fixed Rate: Unsecured fixed-rate notes Secured fixed-rate notes Unsecured tax-exempt fixed-rate loans Secured tax-exempt fixed-rate loans
	$ 498,668 117,280 48,365 10,510	6.59% 7.82% 4.75% 7.03%	6.59% 7.82% 4.75% 7.63%	2.64 4.73 0.25 20.83
Total fixed-rate indebtedness	$ 674,823	6.68%	6.69%	3.12
Variable Rate: Secured tax-exempt variable-rate loans Unsecured variable-rate credit facilities (c) Secured variable-rate construction loans Total variable-rate indebtedness	$ 170,955 141,777 36,597 $ 349,329	1.05% 1.54% 3.04% 1.46%	2.01% 1.54% 3.04% 1.93%	2.87 1.12 2.50 2.12
Total portfolio debt (d), (e)	$1,024,152	4.90%	5.06%	2.78

(a)  Interest Rate represents the weighted average interest rate incurred on our indebtedness, exclusive of deferred financing cost amortization and credit enhancement fees, as applicable.
(b)  Total Rate represents the Interest Rate (a) plus credit enhancement fees, as applicable.
(c)  Our credit facilities bear interest at various spreads over LIBOR.  For purposes of the years to maturity disclosure, all such indebtedness is presented using the May 2005 maturity date of our $300,000 unsecured credit facility.
(d)  Interest associated with construction activities is capitalized as a cost of development and does not impact current earnings. The qualifying construction expenditures at March 31, 2004 for purposes of interest capitalization were $146,423.
(e)  Excludes (i) $16,350 of tax-exempt bonds related to a joint venture in which we own a 25% interest, (ii) $85,667 of indebtedness related to joint ventures in which we own a 20% interest, and (iii) $51,558 of  conventional indebtedness related to a joint venture in which we own an 8.26% interest.

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

	Three Months Ended March 31,
	2004		2003
Net income available to common unitholders	$5,790		$11,439

Real estate asset depreciation and amortization:
     Wholly-owned real estate assets - continuing operations
     Wholly-owned real estate assets - discontinued operations
     Joint venture real estate assets
        Total

	14,020 204 391 14,615		12,124 941 340 13,405
Gain on sale of previously depreciated operating real estate assets: Wholly-owned real estate assets - discontinued operations Joint venture real estate assets Total	(2,382 (432 (2,814	) ) )	(5,042 - (5,042	) )
Funds from operations available to common unitholders – basic and diluted	$17,591		$19,802
Average common units outstanding - basic	33,277		30,300
Average common units outstanding - diluted	33,425		30,337

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Our capital structure includes the use of fixed-rate and variable rate indebtedness. As such, we are exposed to the impact of changes in interest rates. We periodically seek input from third-party consultants regarding market interest rate and credit risk in order to evaluate our interest rate exposure. In some situations, we may utilize derivative financial instruments in the form of rate caps, rate swaps or rate locks to hedge interest rate exposure by modifying the interest rate characteristics of related balance sheet instruments and prospective financing transactions. We do not utilize such instruments for trading or speculative purposes.  We did not have any derivative instruments in place at March 31, 2004 or December 31, 2003.

       We typically refinance maturing debt instruments at then-existing market interest rates and terms, which may be more or less favorable than the interest rates and terms on the maturing debt.

       Refer to our Annual Report on Form 10-K for the year ended December 31, 2003 for detailed disclosure about quantitative and qualitative disclosures about market risk. Quantitative and qualitative disclosures about market risk have not materially changed since December 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

       We carried out an evaluation under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of March 31, 2004 of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

       There was no change in internal control over financial reporting that occurred in the first quarter of 2004 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.
Part II – Other Information

Item	1:			Legal Proceedings
None

Item	2:			Changes in Securities

As of March 31, 2004, we had 76 holders of common units (one general partner and 75 limited partners).  Each time the Trust issues shares of beneficial interest, it contributes the proceeds of such issuance to the Operating Partnership in return for a like number of units with rights and preferences analogous to the shares issued. During the period commencing on January  1, 2004 and ending on March 31, 2004, in connection with issuances of common shares by the Trust during that time period, the Operating Partnership issued an aggregate of 313,972 common units to the Trust. Such common units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act, and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering.  In light of the information obtained by us from the Trust in connection with these transactions, we believe we may rely on this exemption.

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

(i)  A Form 8-K was furnished to the Securities and Exchange Commission on February 4, 2004 to disclose the Trust’s fourth quarter 2003 earnings press release and press release supplements dated February 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GABLES REALTY LIMITED PARTNERSHIP
By: Gables GP, Inc. Its: General Partner
Date:	May 10, 2004	/s/ Marvin R. Banks, Jr.
Date:	May 10, 2004

Marvin R. Banks, Jr.
Senior Vice President and Chief Financial Officer
(Authorized Officer of the Registrant
and Principal Financial Officer)

/s/ Dawn H. Severt

Dawn H. Severt
Vice President and Chief Accounting
Officer (Principal Accounting Officer)