Form 10-Q
period 2004-09-30
GABLES REALTY LIMITED PARTNERSHIP
filed 2004-11-09
CIK 1039797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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
(X)   YES         (  ) NO

GABLES REALTY LIMITED PARTNERSHIP
FORM 10 - Q INDEX

PART I. – FINANCIAL INFORMATION
ITEM 1. – UNAUDITED FINANCIAL STATEMENTS

GABLES REALTY LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (Unaudited and Amounts in Thousands, Except Per Unit Data)

September 30,		December 31, .
2004 .		2003 .
ASSETS:
Real estate assets:
Land	$ 299,232	$ 283,015
Buildings and improvements	1,353,859	1,367,086
Furniture, fixtures and equipment	141,083	140,077
Construction in progress	176,085	146,041
Investment in joint ventures	30,591	11,456
Undeveloped land	37,538	15,822
Real estate assets before accumulated depreciation	2,038,388	1,963,497
Less: accumulated depreciation	(308,584)	(297,464)
Net real estate assets	1,729,804	1,666,033

Cash and cash equivalents	10,855	5,915
Restricted cash	3,603	6,116
Deferred financing costs, net	3,929	5,029
Other assets, net	41,370	41,983
Total assets	$ 1,789,561	$1,725,076

LIABILITIES AND PARTNERS’ CAPITAL:
Notes payable	$ 1,054,302	$1,003,100
Accrued interest payable	6,067	13,751
Preferred distributions payable	374	374
Real estate taxes payable	21,139	15,792
Accounts payable and accrued expenses – construction	10,619	12,549
Accounts payable and accrued expenses – operating	24,364	16,466
Security deposits	3,894	4,048
Series Z Preferred Units, at $25.00 liquidation preference, 180 units issued and outstanding, including accrued and unpaid distributions	5,914	5,746
Total liabilities	1,126,673	1,071,826

Limited partners’ common capital interest (4,243 and 4,353 common units, respectively), at cash redemption value	139,635	148,595

Commitments and contingencies

Partners’ capital:
General partner (335 and 331 common units, respectively)	6,781	6,675
Limited partner (28,948 and 28,449 common units, respectively)	401,472	382,980
Preferred partners (1,600 Series C-1 Preferred Units and 3,000 Series D Preferred Units), at $25.00 liquidation preference	115,000	115,000
Total partners’ capital	523,253	504,655

Total liabilities, partners' capital interest and partners’ capital	$ 1,789,561	$ 1,725,076
See notes to consolidated financial statements.

GABLES REALTY LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited and Amounts in Thousands, Except Per Unit Data)
Three Months . Ended September 30,			Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Rental revenues	$ 53,106	$ 49,501	$155,773	$144,281
Other property revenues	4,449	4,031	12,922	11,482
Total property revenues	57,555	53,532	168,695	155,763

Property management revenues	2,261	2,345	6,493	6,145
Ancillary services revenues	1,487	2,139	4,038	5,465
Interest income	69	3	109	164
Other revenues	144	424	1,003	544
Total other revenues	3,961	4,911	11,643	12,318

Total revenues	61,516	58,443	180,338	168,081

Expenses:
Property operating and maintenance (exclusive of items shown separately below)	22,633	20,524	64,589	57,635
Real estate asset depreciation and amortization	13,763	12,080	40,407	34,811
Property management (owned and third party)	4,593	3,768	12,992	10,898
Ancillary services	1,056	992	3,130	3,302
Interest expense and credit enhancement fees	11,354	10,687	32,901	31,419
Amortization of deferred financing costs	480	494	1,501	1,400
General and administrative	2,571	2,052	8,296	6,657
Corporate asset depreciation and amortization	844	576	2,056	1,400
Hurricane damage costs	1,500	-	1,500	-
Total expenses	58,794	51,173	167,372	147,522

Income from continuing operations before equity in income of joint ventures and gain on sale	2,722	7,270	12,966	20,559

Equity in income of joint ventures	196	55	740	250
Gain on sale of joint venture interest	1,726	-	1,726	-
Gain on sale of land, net of applicable income tax provision	11,899	-	11,899	-

Income from continuing operations	16,543	7,325	27,331	20,809

Operating income from discontinued operations	85	1,248	1,383	4,239
Gain on sale of discontinued operations	23,084	12,368	39,664	17,410
Debt extinguishment costs associated with the sale of real estate assets	(395)	-	(1,381)	-
Income from discontinued operations	22,774	13,616	39,666	21,649

Net income	39,317	20,941	66,997	42,458

Distributions to preferred unitholders	(2,194)	(3,272)	(6,581)	(7,944)

Net income available to common unitholders	$37,123	$ 17,669	$60,416	$34,514

Weighted average number of common units outstanding – basic	33,525	31,525	33,421	30,752
Weighted average number of common units outstanding – diluted	33,613	31,664	33,529	30,845

Per Common Unit Information – Basic:
Income from continuing operations (net of preferred distributions)	$0.43	$0.13	$0.62	$0.42
Income from discontinued operations	$0.68	$0.43	$1.19	$0.70
Net income available to common unitholders	$1.11	$0.56	$1.81	$1.12

Per Common Unit Information – Diluted:
Income from continuing operations (net of preferred distributions)	$0.43	$0.13	$0.62	$0.42
Income from discontinued operations	$0.68	$0.43	$1.18	$0.70
Net income available to common unitholders	$1.10	$0.56	$1.80	$1.12

See notes to consolidated financial statements.

GABLES REALTY LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited and Amounts in Thousands, Except Per Unit Data)
	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 66,997	$ 42,458
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Income from discontinued operations	(39,666)	(21,649)
Depreciation and amortization	43,964	37,611
Equity in income of joint ventures	(740)	(250)
Gain on sale of land, net of applicable income tax provision	(11,899)	-
Gain on sale of joint venture interest	(1,726)	-
Long-term compensation expense	1,411	1,288
Operating distributions received from joint ventures	1,061	1,122
Change in operating assets and liabilities:
Restricted cash	1,677	1,048
Other assets	589	1,990
Other liabilities, net	5,928	(2,771)
Net cash provided by operating activities from continuing operations	67,596	60,847
Net cash provided by operating activities from discontinued operations	2,643	8,580
Net cash provided by operating activities	70,239	69,427
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, development, construction and renovation of real estate assets	(217,071)	(192,302)
Recurring value retention capital expenditures	(7,429)	(8,085)
Non-recurring and/or value-enhancing capital expenditures	(4,434)	(7,051)
Net proceeds from sale of undeveloped land	28,368	-
Net proceeds from sale of discontinued operations	122,090	70,065
Investment in joint ventures	(7,879)	(1,050)
Net proceeds from sale of joint venture real estate assets	1,580	-
Net proceeds from sale of joint venture interest	1,113	-
Other	(2,592)	(4,968)
Net cash used in investing activities	(86,254)	(143,391)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from the Trust related to:
Net proceeds from the issuance of Series D Preferred Shares	-	72,419
Net proceeds from common share offering	-	78,968
Costs associated with exchange of Series C Preferred Shares	-	(100)
Proceeds from the exercise of share options	5,313	6,147
Payments of deferred financing costs	(1,204)	(1,266)
Notes payable proceeds	429,188	224,401
Notes payable repayments	(345,312)	(241,192)
Debt extinguishment costs associated with the sale of real estate assets	(837)	-
Principal escrow payments released from (deposited into) escrow, net	836	(393)
Preferred distributions paid	(6,581)	(8,270)
Common distributions paid ($1.8075 per unit)	(60,448)	(55,515)
Net cash provided by (used it) financing activities	20,955	75,199
Net change in cash and cash equivalents	$ 4,940	$ 1,235
Cash and cash equivalents, beginning of period	5,915	6,281
Cash and cash equivalents, end of period	$ 10,855	$ 7,516
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 46,457	$ 46,802
Interest capitalized	6,485	6,344
Cash paid for interest, net of amounts capitalized	$ 39,972	$ 40,458
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Unit Data)                                                                               ..

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

       As of September 30, 2004, the Trust was an 87.3% economic owner of our common equity. The Trust controls us through Gables GP, Inc. ("Gables GP"), a wholly-owned subsidiary of the Trust and our sole general partner. This organizational structure is commonly referred to as an umbrella partnership REIT or "UPREIT." The board of directors of Gables GP, the members of which are the same as the members of the Trust's board of trustees, manages our affairs by directing the affairs of Gables GP. The Trust's limited partnership and indirect general partnership interests in us entitle it to share in our cash distributions, and in our profits and losses in proportion to its ownership interest therein and entitles the Trust to vote on all matters requiring a vote of the limited partners. Generally, our other limited partners are persons who contributed their direct or indirect interests in certain of our real estate assets primarily in connection with the IPO and the 1998 acquisition of the real estate assets and operations of Trammell Crow Residential South Florida. A unit of limited partnership interest in the Operating Partnership is referred to herein as a “unit.” We are obligated to redeem each common unit held by a person other than the Trust at the request of the holder for an amount equal to the fair market value of a share of the Trust's common shares at the time of such redemption, provided that the Trust, at its option, may elect to acquire each common unit presented for redemption for one common share or cash. Such limited partners' redemption rights are reflected in "limited partners' capital interest" in our accompanying consolidated balance sheets at the cash redemption amount at the balance sheet date. The Trust's percentage ownership interest in us will increase with each redemption. In addition, whenever the Trust issues common shares or preferred shares, it is obligated to contribute any net proceeds to us and we are obligated to issue an equivalent number of common or preferred units with substantially identical rights as the common or preferred shares, as applicable, to the Trust.

        As of September 30, 2004, we managed a total of 172 multifamily apartment communities owned by us and our third-party clients comprising 44,814 apartment homes.  As of September 30, 2004, we owned 76 stabilized multifamily apartment communities comprising 19,496 apartment homes, an indirect 50% interest in two stabilized apartment communities comprising 411 apartment homes, an indirect 49% interest in two stabilized apartment communities comprising 532 apartment homes, an indirect 25% interest in one stabilized apartment community comprising 345 apartment homes, and an indirect 20% interest in four stabilized apartment communities comprising 1,326 apartment homes. We also owned eight multifamily apartment communities under development or in lease-up at September 30, 2004 that are expected to comprise 2,382 apartment homes upon completion and an indirect 20% interest in one apartment community under development at September 30, 2004 that is expected to comprise 76 apartment homes upon completion.  In addition, as of September 30, 2004, we owned four parcels of land on which we intend to develop four apartment communities that we currently expect will comprise 779 apartment homes upon completion. We also have rights to acquire additional parcels of land, either through options or long-term conditional contracts, on which we believe we could develop 11 communities that we currently expect would comprise an estimated 2,449 apartment homes upon completion. Any future development is subject to obtaining permits and other governmental approvals, as well as our ongoing business review, and may not be undertaken or completed.

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

Isssuances of Common Operating Partnership Units

       Since the IPO, we have issued a total of 4,487 common units in connection with the 1998 acquisition of the real estate assets and operations of Trammell Crow Residential South Florida, the acquisition of other operating apartment communities and the acquisition of parcels of land for future development.  The most recent issuance of common units on June 17, 2004 was related to the acquisition of a parcel of land for the future development of an apartment community expected to comprise 416 apartment homes upon completion.  The purchase price of $12.3 million was financed in part through the issuance of 66 common units.

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

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Unit Data)

Common Equity Repurchase Program

       The Trust’s board of trustees implemented a common equity repurchase program pursuant to which the Trust is authorized to purchase up to $200 million of its outstanding common shares or units. The Trust views the repurchase of common equity with consideration of other investment alternatives when capital is available to be deployed.  The Trust has repurchased shares from time to time in open market and privately negotiated transactions, depending on market prices and other prevailing conditions, using proceeds from sales of selected assets. Whenever the Trust repurchases common shares from shareholders, we are required to redeem from the Trust an equivalent number of common units on the same terms and for the same aggregate price.  After redemption, the common units redeemed by us are no longer deemed outstanding.  Common units have also been repurchased for cash from time to time upon their presentation for redemption by unitholders.  As of September 30, 2004, we had redeemed 4,806 common units, including 4,506 common units redeemed by the Trust, for a total of $116.0 million, including $0.2 million in related commissions.

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

       The accompanying interim unaudited financial statements have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation for these interim periods have been included. The results of operations for the interim period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the financial statements included in our Form 10-K for the year ended December 31, 2003.

      Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

4.  PORTFOLIO AND OTHER FINANCING ACTIVITY

Community Dispositions Subject to Discontinued Operations Reporting

       In July 2004, we sold three apartment communities located in South Florida comprising 836 apartment homes.  Two of such communities were encumbered by $28.0 million of tax-exempt variable-rate bonds that were enhanced by letters of credit with an expiration date of April 2008.  The net proceeds from such sale were $69.5 million and were used to repay the $28.0 million bond indebtedness and to pay down outstanding borrowings under our interim financing vehicles.  In connection with the sale transaction, we incurred approximately $0.4 million of debt extinguishment costs, including $0.2 million of credit enhancement prepayment costs and $0.2 million relating to the write-off of unamortized deferred financing costs.  This amount is reflected in the accompanying consolidated statements of operations as “debt extinguishment costs associated with the sale of real estate assets.”  Such costs are excluded from the gain on sale of real estate assets because the debt was not part of the disposal group.  The gain from the sale of these communities, exclusive of the debt extinguishment costs, was $23.1 million and was recognized in the third quarter of 2004.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Unit Data)

       In May 2004, we sold an apartment community located in Atlanta comprising 603 apartment homes.  The community was encumbered by $10.5 million of tax-exempt fixed-rate bonds that had a scheduled maturity date of January 2025.  The net proceeds from the sale of $25.6 million were used to defease the $10.5 million bond indebtedness and to pay down outstanding borrowings under our interim financing vehicles.  In connection with the sale transaction, we incurred $1.0 million of debt extinguishment costs, including $0.6 million of defeasance costs and $0.4 million relating to the write-off of unamortized deferred financing costs.  This amount is reflected in the accompanying consolidated statements of operations as “debt extinguishment costs associated with the sale of real estate assets.”  Such costs are excluded from the gain on sale of real estate assets because the debt was not part of the disposal group.  The gain from the sale of this community, exclusive of the debt extinguishment costs, was $14.2 million and was recognized in the second quarter of 2004.

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

      During 2003, we sold four apartment communities located in Houston comprising 1,373 apartment homes and an apartment community located in Dallas comprising 300 apartment homes. The net proceeds from these sales were $112.1 million and were used to pay down outstanding borrowings under our interim financing vehicles. The aggregate gain from the sale of these five communities was $37.7 million.  One of these sales occurred during the first quarter of 2003, resulting in a $5.0 million gain which was recognized in the first quarter of 2003.  Two of these sales occurred during the third quarter of 2003, resulting in a $12.4 million gain which was recognized in the third quarter of 2003.  The other sales occurred during the fourth quarter of 2003.

       Historical operating results, gains and debt extinguishment costs associated with the sale of real estate assets are reflected as discontinued operations in the accompanying consolidated statements of operations (Note 6).

Community and Land Dispositions Not Subject to Discontinued Operations Reporting

        In September 2004, we acquired and sold a 1.5 acre parcel of land in Arlington, Virginia.  The net proceeds from the sale were $26.7 million and resulted in a $11.9 million gain, net of an applicable income tax provision of $0.9 million, which was recognized in the third quarter of 2004.

       In August 2004, we sold our 8.3% ownership interest in the CMS Tennessee Multifamily JV, which owns three apartment communities located in Tennessee comprising 1,118 apartment homes.  The net proceeds from this sale were $1.1 million, resulting in a gain of $1.7 million which was recognized in the third quarter of 2004.

       In June 2004, we sold a 50% interest in two apartment communities located in South Florida comprising 411 apartment homes in connection with the formation of a new joint venture, GN Apartment Fund LLC.  This transaction did not meet the criteria for gain recognition.  See “NYSTRS Joint Venture Arrangements” below for further discussion.

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

Community Acquisitions

       In September 2004, we acquired an apartment community located in Atlanta comprising 324 units for approximately $42.5 million in cash.

       In August 2004, we acquired an apartment community located in Dallas comprising 54 units for approximately $7.0 million in cash.

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

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Unit Data)

 Other Acquisitions

       In May 2004, we acquired Income Growth Property Management, Inc. ("IGPM"), a property management company based in San Diego, CA that managed 2,141 apartment homes in 17 multifamily apartment communities located in the San Diego and Inland Empire (San Bernardino/Riverside) areas at the time of acquisition.  The purchase price of approximately $2.2 million, inclusive of related commissions, is structured to be paid in three installments based on retention of the management contracts in place upon acquisition.  The purchase price may increase if certain additional management contracts are obtained.  As of September 30, 2004, we had funded $1.5 million of the $2.2 million purchase price.  The second and third installments are expected to be paid in the second quarters of 2005 and 2006, respectively.

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

NYSTRS Joint Venture Arrangements

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

In October 2004, we entered into another joint venture arrangement with NYSTRS whereby we sold to NYSTRS a 49% member interest in our wholly-owned subsidiary, Henry Adams House Apartments LLC, which owns one community in Washington, D.C. comprising 211 apartment homes.  We serve as the managing member of the venture and have responsibility for all day-to-day operating matters and as property manager.  In connection with the formation transactions, the community owned by Henry Adams House Apartments LLC was deemed to have a fair value of $54.7 million, subject to $35.6 million of indebtedness.  In return for its 49% member interest, NYSTRS paid us $9.7 million in cash, including $0.3 million related to its share of due diligence costs.  This sale was contemplated as part of the original June 2004 formation transactions.   This transaction did not meet the criteria for gain recognition.

       In connection with these transactions, we have discussed making future investments with NYSTRS  through the formation of additional joint ventures whereby the ventures, on a collective basis, intend to own, operate, acquire and develop up to $800 million of multifamily apartment communities located primarily in the San Diego, Inland Empire and Washington, D.C. markets.  We have granted NYSTRS a three-year right-of-first-opportunity for investment opportunities in San Diego and Washington, D.C. that exceed $50 million and those that exceed $35 million in the Inland Empire.

$100 Million Secured Debt Arrangement

        On September 29, 2004, we entered into a $100 million secured debt arrangement which bears interest at a fixed rate of 4.37% and matures October 5, 2009.  The net proceeds of approximately $99.1 million were used to pay down outstanding borrowings under our interim financing vehicles.  There are no principal amortization payment requirements and the loan is secured by five wholly-owned assets.

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

5. RECENT ACCOUNTING PRONOUNCEMENTS

        In January 2003, FIN 46, "Consolidation of Variable Interest Entities," was issued, and was subsequently replaced by FIN 46R in December 2003.   In general, a variable interest entity ("VIE") is an entity that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  Previously, a company generally had only consolidated another entity in its financial statements if it controlled the entity through voting interests.  FIN 46R changes that by requiring a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE's activities or is entitled to receive a majority of the entity's residual returns or both.  The provisions of FIN 46R are effective for the first interim period ending after March 15, 2004.  The adoption of FIN 46R did not result in the consolidation of any previously unconsolidated entities.

        In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” was issued.  SFAS No. 150 effective for us July 1, 2003) establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  Upon adoption of SFAS No. 150, we reclassified our mandatorily redeemable Series Z Preferred Units to the liability section of our balance sheet and, beginning July 1, 2003, have recorded distributions on the Series Z Preferred Units as interest expense in our statements of operations.  The adoption of SFAS No. 150 did not have a significant impact on our financial statements.

        In July 2003, EITF Abstracts, Topic No. D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock," was clarified. Topic No. D-42 requires that, in arriving at net earnings available to common shareholders in the calculation of earnings per share, the excess of (1) the fair value of the consideration transferred to the holders of preferred stock over (2) the carrying amount of the preferred stock in the balance sheet be subtracted from net earnings. In July 2003, it was clarified that the carrying amount of the preferred stock should be reduced by the issuance costs of the preferred stock, regardless of where in the stockholders' equity section those costs were initially classified upon issuance.  Prior to this clarification, we had not considered issuance costs in determining the carrying amount of preferred stock. This clarification of Topic No. D-42 was required to be reflected retroactively in the third quarter of 2003, by restating the financial statements of prior periods in accordance with the provisions of paragraphs 27-30 of APB Opinion No. 20, “Accounting Changes.” We redeemed our Series B Preferred Units in November 2003. The redemption price of the Series B Preferred Units exceeded the related carrying value by the $1.3 million of issuance costs originally incurred and classified as a reduction to partners’ capital.  In the fourth quarter of 2003, the $1.3 million excess was reflected as a reduction to earnings in arriving at net income available to common unitholders, in a manner similar to distributions on the preferred units, in accordance with this clarification.  We will also apply the provisions of Topic No. D-42 to any future redemptions of preferred stock.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Unit Data)

6.  DISCONTINUED OPERATIONS

       We adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective January 1, 2002.  SFAS No. 144 requires, among other things, that the operating results of certain real estate assets which have been sold subsequent to January 1, 2002, or otherwise qualify as held for sale (as defined by SFAS No. 144), be reflected as discontinued operations in the consolidated statements of operations for all periods presented.  Under SFAS No. 144, an asset is generally considered to qualify as held for sale when (1) management, having the authority to approve the action, commits to a plan to sell the asset, (2) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated and (3) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year.  During the nine months ended September 30, 2004, we sold the following operating apartment communities: one during the first quarter, one during the second quarter and three during the third quarter.  The three communities sold during the third quarter were classified as held for sale as of June 30, 2004. During 2003, we sold the following operating apartment communities:  one during the first quarter, two during the third quarter and two during the fourth quarter.  The operating results for these ten wholly-owned assets sold or classified as held for sale are reflected as discontinued operations in the accompanying statements of operations for all periods presented. Interest expense has been allocated to the results of the discontinued operations in accordance with EITF No. 87-24. We had no assets that qualified as held for sale as defined by SFAS No. 144 at September 30, 2004 or December 31, 2003.

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

       Condensed financial information of the results of operations for the real estate assets sold or held for sale reflected as discontinued operations is as follows:

Three Months Ended September 30,	Nine Months Ended September 30,
	2004	2003	2004	2003
Total property revenues	$ 150	$6,149	$6,471	$20,616

Property operating and maintenance expense (exclusive of items shown separately below)	50	2,735	2,774	8,921
Real estate asset depreciation and amortization expense	-	1,244	1,260	4,341
Interest expense and credit enhancement fees	15	922	1,054	3,115
Total expenses	65	4,901	5,088	16,377

Operating income from discontinued operations	85	1,248	1,383	4,239

Gain on sale of discontinued operations	23,084	12,368	39,664	17,410

Debt extinguishment costs associated with the sale of real estate assets	(395)	-	(1,381)	-

Income from discontinued operations	$22,774	$13,616	$39,666	$21,649

7.   EARNINGS PER UNIT

       Basic earnings per unit are computed based on net income available to common unitholders and the weighted average number of common units outstanding. Diluted earnings per unit reflect the assumed issuance of common units under the Trust’s share option and incentive plan. The numerator and denominator used for both basic and diluted earnings per unit computations are as follows:

Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	2004	2003
Basic and diluted income available to common unitholders (numerator):
Income from continuing operations (net of preferred distributions) – basic and diluted	$14,349	$ 4,053	$20,750	$12,865

Income from discontinued operations – basic and diluted	$22,774	$13,616	$39,666	$21,649

Net income available to common unitholders – basic and diluted	$37,123	$17,669	$60,416	$34,514

Common units (denominator):
Average common units outstanding – basic	33,525	31,525	33,421	30,752
Incremental units from assumed conversions of:
Stock options	73	128	94	83
Other	15	11	14	10
Average common units outstanding – diluted	33,613	31,664	33,529	30,845

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

        We own, operate and develop multifamily apartment communities in major markets located in Texas, Georgia, Florida, Washington, D.C., San Diego/Inland Empire and Tennessee.  Such apartment communities generate rental revenue and other income through the leasing of apartment homes to a diverse base of residents.  The operating performance of each of our communities is affected by the supply and demand dynamics within the immediate submarket or neighborhood of the major market that each community is located in.  We evaluate the performance of each of our apartment communities on an individual basis. However, because each of our apartment communities has similar economic characteristics, residents, and products and services, our apartment communities have been aggregated into one reportable segment. This segment comprised 94% and 92% of our total revenues for the three months ended September 30, 2004 and 2003, respectively, and 94% and 93% of our total revenues for the nine months ended September 30, 2004 and 2003, respectively.

        The primary financial measure for our reportable business segment is net operating income (NOI), which represents total property revenues less property operating and maintenance expenses.  Property operating and maintenance expenses represent direct property operating and maintenance expenses as reflected in our accompanying statements of operations and exclude certain expenses included in the determination of net income such as property management and other indirect operating expenses, hurricane damage costs, interest expense and depreciation and amortization expense.  These items are excluded from NOI in order to provide results that are more closely related to a property’s results of operations.  NOI is also used by industry analysts and investors to measure operating performance of our apartment communities. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. The NOI yield or return on total capitalized costs is an additional measure of financial performance.

       NOI from our wholly-owned apartment communities included in continuing operations, and a reconciliation thereof to income from continuing operations before equity in income of joint ventures and gain on sale (this caption in the accompanying statements of operations is the most directly comparable GAAP measure to NOI) is as follows:

Three Months Ended September 30,	Nine Months Ended September 30,
	2004	2003	2004	2003

Total property revenues	$57,555	$53,532	$168,695	$155,763
Less: Property operating and maintenance expenses	(22,633)	(20,524)	(64,589)	(57,635)
Net operating income (NOI)	$34,922	$33,008	$104,106.	$98,128

Less other expenses:
Real estate asset depreciation and amortization	(13,763)	(12,080)	(40,407)	(34,811)
Property management (owned and third party)	(4,593)	(3,768)	(12,992)	(10,898)
Ancillary services	(1,056)	(992)	(3,130)	(3,302)
Interest expense and credit enhancement fees	(11,354)	(10,687)	(32,901)	(31,419)
Amortization of deferred financing costs	(480)	(494)	(1,501)	(1,400)
General and administrative	(2,571)	(2,052)	(8,296)	(6,657)
Corporate asset depreciation and amortization	(844)	(576)	(2,056)	(1,400)
Hurricane damage costs	(1,500)	-	(1,500)	-
Total other expenses	(36,161)	(30,649)	(102,783)	(89,887)

Add other revenues:
Property management revenues	2,261	2,345	6,493	6,145
Ancillary services revenues	1,487	2,139	4,038	5,465
Interest income	69	3	109	164
Other revenues	144	424	1,003	544
Total other revenues	3,961	4,911	11,643	12,318

Income from continuing operations before equity in income of joint ventures and gain on sale	$2,722	$7,270	$12,966	$20,559

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income available to common unitholders, as reported	$37,123	$17,669	$60,416	$34,514

Deduct: Total stock-based employee compensation expense determined under fair value based method for all option awards	-	-	-	(27)

Net income available to common unitholders, pro forma	$37,123	$17,669	$60,416	$34,487

Earnings per unit:
Basic – as reported	$1.11	$0.56	$1.81	$1.12
Basic – pro forma	$1.11	$0.56	$1.81	$1.12
Diluted – as reported	$1.10	$0.56	$1.80	$1.12
Diluted – pro forma	$1.10	$0.56	$1.80	$1.12

10. COMMITMENTS AND CONTINGENCIES

Development and Construction Commitments

       We currently have eight communities under development that are expected to comprise 2,382 apartment homes upon completion. The estimated costs to complete the development of these assets total $137 million at September 30, 2004, including $4 million of costs pertaining to the single-family lot development adjacent to our Gables Montecito development community.  These costs are expected to be initially funded by $28 million in construction loan proceeds and $109 million in borrowings under our credit facilities.  We also have an indirect 20% ownership interest in one development community that is expected to comprise 76 apartment homes upon completion.  As of September 30, 2004, we had fulfilled our funding commitment related to this community.  The remaining $2 million of the costs to complete this community are expected to be funded by construction loan proceeds.

       At September 30, 2004, we owned four parcels of land on which we intend to develop four communities that we currently expect will comprise 779 apartment homes upon completion.  We also had rights to acquire additional parcels of land, either through options or long-term conditional contracts, on which we believe we could develop 11 communities that we currently expect would comprise an estimated 2,449 apartment homes upon completion.  Any future development is subject to obtaining permits and other governmental approvals, as well as our ongoing business review, and may not be undertaken or completed.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Unit Data)

       We have letter of credit and performance obligations of approximately $8.7 million related to our wholly-owned development and construction activities.  As the related development and construction activities are completed, such obligations will be reduced accordingly.

       We are currently serving as general contractor for the construction and/or renovation of four apartment communities for third parties and an unconsolidated joint venture under "cost plus a fee" contracts with guaranteed maximum prices on the costs of construction of approximately $39 million in aggregate.  The construction of these assets was 61% complete in aggregate at September 30, 2004.  Under these contracts, we are obligated to fund any construction cost overruns that are not recovered through a change order.  In addition, we are entitled to a share of the savings generated under these contracts, if any, in the form of an incentive fee.  Because our clients are obligated to fund the costs that are incurred on their behalf pursuant to the related contract, we net the reimbursement of these costs against the billings for such costs.  Development and construction fees are recognized when earned using the percentage of completion method.  During the three months ended September 30, 2004 and 2003, we recognized $0.4 million and $1.0 million, respectively, in development and construction fees under related contracts with gross billings of $8.6 million and $8.6 million, respectively.  During the nine months ended September 30, 2004 and 2003, we recognized $1.3 million and $2.0 million, respectively, in development and construction fees under related contracts with gross billings of $27.5 million and $28.0 million, respectively.  Such development and construction fees are included in ancillary services revenues in the accompanying statements of operations.

Operating Leases

       We are party to two long-term ground leases for two apartment communities in Austin with initial terms expiring in 2044 and 2065. We have paid the ground lease rent in full for these leases through the initial term. The prepaid lease payments, net of accumulated amortization, are included in other assets, net in the accompanying balance sheets. We are party to long-term ground leases for an apartment community in Atlanta and an apartment community in Austin with initial terms expiring in 2075 and 2069, respectively. The payments under the Atlanta lease and the Austin lease are made on a monthly and quarterly basis, respectively. We are also party to operating leases for office space with various terms. Rent incurred under these operating leases was $568 and $522 for the three months ended September 30, 2004 and 2003, respectively, and was $1,662 and $1,566 for the nine months ended September 30, 2004 and 2003, respectively.  Future minimum lease payments under these operating leases at September 30, 2004 are as follows:

2004	$ 570
2005	2,316
2006	2,258
2007	2,060
2008	1,707
2009 and thereafter	34,618
Total	$43,529

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

       Two of the four communities owned by the Gables Residential Apartment Portfolio JV Two (the “GRAP JV Two”), in which we have a 20% ownership interest, are secured by construction loans with committed fundings of $21.8 million.  The loans have initial maturity dates of October 2004 and June 2005 and have two extension options that, if exercised, would result in final maturity dates of April 2007 and June 2007, respectively.  As of September 30, 2004, there was an aggregate of $20.4 million of indebtedness outstanding under these construction loans which currently bear interest at spreads over LIBOR of 1.60% and 1.70%.  We have a limited payment guaranty on these two loans, pursuant to which we are obligated to pay to the lender a stipulated percentage of all amounts of principal, interest and any other indebtedness becoming due and payable on the loans that is not paid by the borrower, subject to a maximum guaranteed amount of $7.1 million.  At September 30, 2004, the portion of the $20.4 million of outstanding principal that is recourse to us is $6.1 million.  There are no principal amortization requirements through the initial maturity dates.  The inability of the venture to pay any principal or interest under these loans when due would require us to perform under this guaranty obligation.  To the extent we are required to make a payment to the lender under the guaranty agreement, our venture partner would be obligated to pay us its share of that payment based on its ownership interest percentage in the venture.  We have not recorded a liability on our accompanying consolidated balance sheets in connection with this recourse obligation that was entered into prior to January 1, 2003.

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

IGPM Acquisition

       In May 2004, we acquired IGPM, a property management company that managed 2,141 apartment homes in 17 multifamily apartment communities at the time of acquisition.  The purchase price of approximately $2.2 million, inclusive of related commissions, is structured to be paid in three installments based on retention of the management contracts in place upon acquisition.  The purchase price may increase if certain additional management contracts are obtained.  As of September 30, 2004, we had funded $1.5 million of the $2.2 million purchase price.  The second and third installments are expected to be paid in the second quarters of 2005 and 2006, respectively.

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

11.    SUBSEQUENT EVENTS

        In October 2004, we sold 49% of our ownership interest in an apartment community located in Washington, D.C. comprising 211 apartment homes in connection with the formation of a joint venture with NYSTRS (Note 4).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in Thousands, Except Property and Per Unit Data)                                                                                                  ..

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

Business Objective and Strategies

       The Trust’s objective is to increase shareholder value by producing consistent high quality earnings to sustain dividends and annual total returns that exceed the NAREIT Apartment Index. To achieve that objective, we employ a number of business strategies. First, our long-term investment strategy is research-driven, with the objective of creating a portfolio of high quality assets in strategically selected markets that are complementary through economic diversity and characterized by high job growth and resiliency to national economic downturns. We believe such a portfolio will provide predictable operating cash flow performance that exceeds the national average on a sustainable basis. Second, we adhere to a strategy of owning and operating high quality, class AA/A apartment communities under the Gables brand in Established Premium Neighborhoods,™ or EPNs. EPNs are generally characterized as areas with the highest prices for single-family homes on a per square foot basis. We believe that communities, when located in EPNs and supplemented with high quality service and amenities, attract the affluent renter-by-choice who is willing to pay a premium for location preference, superior service and high quality communities. The resulting portfolio should maintain high levels of occupancy and rental rates relative to overall market conditions. This, coupled with more predictable operating expenses and reduced  ongoing capital expenditure requirements associated with high quality construction materials, should lead to operating margins that exceed national averages for the apartment sector and sustainable growth in operating cash flow. Third, our aim is to be recognized as the employer of choice within the industry. Our mission of Taking Care of the Way People Live® involves innovative human resource practices that we believe will attract and retain the highest caliber associates. Because of our long-established presence as a fully integrated apartment management, development, construction, acquisition and disposition company within our markets, we have the ability to offer multi-faceted career opportunities among the various disciplines within the industry. Finally, our capital strategy is to generate a return on invested capital that exceeds our long-term weighted average cost of capital while maintaining financial flexibility through a conservative, investment grade credit profile. We judiciously manage our capital and we redeploy capital through the reinvestment of asset disposition proceeds into our business.

        We believe we are well positioned to continue achieving our objectives because (1) the markets we have selected for investment are projected to continue to experience job growth that exceeds national averages, (2) our EPN locations are expected to outperform local market results and (3) national demand for apartments is expected to increase during the next five to ten years as the demographic group referred to as the Echo Boomer generation begins to form new households.

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

       We have experienced slight declines in rental revenues on a same store basis since 2002 as compared to prior years.  This is primarily due to national economic weakness, coupled with low mortgage rates that have resulted in an increase in home purchases by apartment residents.  During the first half of 2004, we raised rents in a number of our markets based on expectations of improving economic fundamentals.  We expected an initial decrease in occupancy from raising rents that would not be immediately offset by the increased rent levels.  During the second quarter of 2004, economic occupancy decreased below our targeted threshold.  As a result, in the third quarter of 2004, we lowered rents in order to increase economic occupancy back to acceptable levels given current economic fundamentals in our markets.  We expect that operating fundamentals for our business will improve as job growth, and the balance between supply and demand, improves in our markets.  The job growth prospects for our markets are partially related to national economic conditions.  We expect job growth to continue in our markets, but it is uncertain whether, and to what extent, the national economy and related job growth will improve during the remainder of 2004.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

        On June 18, 1998, we issued 180 shares of 5.0% Series Z Cumulative Redeemable Preferred Shares with a liquidation preference of $25.00 per share in connection with the acquisition of a parcel of land for future development. The Series Z Preferred Shares, which are subject to mandatory redemption on June 18, 2018, may be redeemed at the Trust’s option at any time for $25.00 per share plus accrued and unpaid dividends.  Dividends on the Series Z Preferred Shares are cumulative from the issuance date and the first dividend payment date is June 18, 2008.  Thereafter, dividends will be paid annually in arrears.  The Series Z Preferred Shares are not subject to any sinking fund or convertible into any other securities of the Trust.

Issuances of Common Operating Partnership Units

       Since the IPO, we have issued a total of 4,487 common units in connection with the 1998 acquisition of the real estate assets and operations of Trammell Crow Residential South Florida, the acquisition of other operating apartment communities and the acquisition of parcels of land for future development.  The most recent issuance of common units on June 17, 2004 was related to the acquisition of a parcel of land for the future development of an apartment community expected to comprise 416 apartment homes upon completion.  The purchase price of $12.3 million was financed in part through the issuance of 66 common units.

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

Common Equity Repurchase Program

        The Trust’s board of trustees implemented a common equity repurchase program pursuant to which the Trust is authorized to purchase up to $200 million of its outstanding common shares or units. The Trust views the repurchase of common equity with consideration of other investment alternatives when capital is available to be deployed.  The Trust has repurchased shares from time to time in open market and privately negotiated transactions, depending on market prices and other prevailing conditions, using proceeds from sales of selected assets. Whenever the Trust repurchases common shares from shareholders, we are required to redeem from the Trust an equivalent number of common units on the same terms and for the same aggregate price.  After redemption, the common units redeemed by us are no longer deemed outstanding.  Common units have also been repurchased for cash from time to time upon their presentation for redemption by unitholders.  As of September 30, 2004, we had redeemed 4,806 common units, including 4,506 common units redeemed by the Trust, for a total of $116.0 million, including $0.2 million in related commissions.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

Portfolio and Other Financing Activity

Community Dispositions Subject to Discontinued Operations Reporting

       In July 2004, we sold three apartment communities located in South Florida comprising 836 apartment homes.  Two of such communities were encumbered by $28.0 million of tax-exempt variable-rate bonds that were enhanced by letters of credit with an expiration date of April 2008.  The net proceeds from such sale were $69.5 million and were used to repay the $28.0 million bond indebtedness and to pay down outstanding borrowings under our interim financing vehicles.  In connection with the sale transaction, we incurred approximately $0.4 million of debt extinguishment costs, including $0.2 million of credit enhancement prepayment costs and $0.2 million relating to the write-off of unamortized deferred financing costs.  This amount is reflected in the accompanying consolidated statements of operations as “debt extinguishment costs associated with the sale of real estate assets.”  Such costs are excluded from the gain on sale of real estate assets because the debt was not part of the disposal group.  The gain from the sale of these communities, exclusive of the debt extinguishment costs, was $23.1 million and was recognized in the third quarter of 2004.

       In May 2004, we sold an apartment community located in Atlanta comprising 603 apartment homes.  The community was encumbered by $10.5 million of tax-exempt fixed-rate bonds that had a scheduled maturity date of January 2025.  The net proceeds from the sale of $25.6 million were used to defease the $10.5 million bond indebtedness and to pay down outstanding borrowings under our interim financing vehicles.  In connection with the sale transaction, we incurred $1.0 million of debt extinguishment costs, including $0.6 million of defeasance costs and $0.4 million relating to the write-off of unamortized deferred financing costs.  This amount is reflected in the accompanying consolidated statements of operations as “debt extinguishment costs associated with the sale of real estate assets.”  Such costs are excluded from the gain on sale of real estate assets because the debt was not part of the disposal group.  The gain from the sale of this community, exclusive of the debt extinguishment costs, was $14.2 million and was recognized in the second quarter of 2004.

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

       During 2003, we sold four apartment communities located in Houston comprising 1,373 apartment homes and an apartment community located in Dallas comprising 300 apartment homes. The net proceeds from these sales were $112.1 million and were used to pay down outstanding borrowings under our interim financing vehicles. The aggregate gain from the sale of these five communities was $37.7 million.  One of these sales occurred during the first quarter of 2003, resulting in a $5.0 million gain which was recognized in the first quarter of 2003.  Two of these sales occurred during the third quarter of 2003, resulting in a $12.4 million gain which was recognized in the third quarter of 2003. The other sales occurred during the fourth quarter of 2003.

       Historical operating results, gains and debt extinguishment costs associated with the sale of real estate assets are reflected as discontinued operations in the accompanying consolidated statements of operations.  See Note 6 to the accompanying consolidated financial statements for further discussion.

Community and Land Dispositions Not Subject to Discontinued Operations Reporting

        In September 2004, we acquired and sold a 1.5 acre parcel of land in Arlington, Virginia.  The net proceeds from the sale were $26.7 million and resulted in a $11.9 million gain, net of an applicable income tax provision of $0.9 million, which was recognized in the third quarter of 2004.

       In August 2004, we sold our 8.3% ownership interest in the CMS Tennessee Multifamily JV, which owns three apartment communities located in Tennessee comprising 1,118 apartment homes.  The net proceeds from this sale were $1.1 million, resulting in a gain of $1.7 million which was recognized in the third quarter of 2004.

        In June 2004, we sold a 50% interest in two apartment communities located in South Florida comprising 411 apartment homes in connection with the formation of a new joint venture, GN Apartment Fund LLC.  This transaction did not meet the criteria for gain recognition.  See “NYSTRS Joint Venture Arrangements” below for further discussion.

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

Community Acquisitions

       In September 2004, we acquired an apartment community located in Atlanta comprising 324 units for approximately $42.5 million in cash.

       In August 2004, we acquired an apartment community located in Dallas comprising 54 units for approximately $7.0 million in cash.

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

 Other Acquisitions

       In May 2004, we acquired Income Growth Property Management, Inc. ("IGPM"), a property management company based in San Diego, CA that managed 2,141 apartment homes in 17 multifamily apartment communities located in the San Diego and Inland Empire (San Bernardino/Riverside) areas at the time of acquisition.  The purchase price of approximately $2.2 million, inclusive of related commissions, is structured to be paid in three installments based on retention of the management contracts in place upon acquisition.  The purchase price may increase if certain additional management contracts are obtained.  As of September 30, 2004, we had funded $1.5 million of the $2.2 million purchase price.  The second and third installments are expected to be paid in the second quarters of 2005 and 2006, respectively.

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

NYSTRS Joint Venture Arrangements

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

        In October 2004, we entered into another joint venture arrangement with NYSTRS whereby we sold to NYSTRS a 49% member interest in our wholly-owned subsidiary, Henry Adams House Apartments LLC, which owns one community in Washington, D.C. comprising 211 apartment homes.  We serve as the managing member of the venture and have responsibility for all day-to-day operating matters and as property manager.  In connection with the formation transactions, the community owned by Henry Adams House Apartments LLC was deemed to have a fair value of $54.7 million, subject to $35.6 million of indebtedness.  In return for its 49% member interest, NYSTRS paid us $9.7 million in cash, including $0.3 million related to its share of due diligence costs.  This sale was contemplated as part of the original June 2004 formation transactions.

       In connection with these transactions, we have discussed making future investments with NYSTRS through the formation of additional joint ventures whereby the ventures, on a collective basis, intend to own, operate, acquire and develop up to $800 million of multifamily apartment communities located primarily in the San Diego, Inland Empire and Washington, D.C. markets.  We have granted NYSTRS a three-year right-of-first-opportunity for investment opportunities in San Diego and Washington, D.C. that exceed $50 million and those that exceed $35 million in the Inland Empire.

$100 Million Secured Debt Arrangement

        On September 29, 2004, we entered into a $100 million secured debt arrangement which bears interest at a fixed rate of 4.37% and matures October 5, 2009.  The net proceeds of approximately $99.1 million were used to pay down outstanding borrowings under our interim financing vehicles.  There are no principal amortization payment requirements and the loan is secured by five wholly-owned assets.

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

        Under the terms of residential leases at applicable communities, our residents are obligated to reimburse us for certain utility usage, principally water and electricity, where we are the primary obligor to the public utility entity.  These utility reimbursements from residents are reflected as other property revenues in the accompanying consolidated statements of operations.

       Property management: We provide property management services to third parties and unconsolidated joint ventures. Property management fees are recognized when earned.

       Ancillary services: We provide development and construction, corporate rental housing and brokerage services to third parties and unconsolidated joint ventures.  Construction services are typically provided under "cost plus a fee" contracts.  Because our clients are obligated to fund the costs that are incurred on their behalf pursuant to the related contract, we net the reimbursement of these costs against the billings for such costs.  Development and construction fees are recognized when earned using the percentage of completion method.  During the three months ended  September 30, 2004 and 2003, we recognized $0.4 million and $1.0 million, respectively, in development and construction fees under related contracts with gross billings of $8.6 million and $8.6 million, respectively.  During the nine months ended September 30, 2004 and 2003, we recognized $1.3 million and $2.0 million, respectively, in development and construction fees under related contracts with gross billings of  $27.5 million and $28.0 million, respectively.  Corporate rental housing revenues and brokerage commissions are recognized when earned.

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

Discontinued Operations

     We adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective January 1, 2002.  SFAS No. 144 requires, among other things, that the operating results of certain real estate assets which have been sold subsequent to January 1, 2002, or otherwise qualify as held for sale (as defined by SFAS No. 144), be reflected as discontinued operations in the consolidated statements of operations for all periods presented.  Under SFAS No. 144, an asset is generally considered to qualify as held for sale when (1) management, having the authority to approve the action, commits to a plan to sell the asset, (2) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated and (3) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year.  During the nine months ended September 30, 2004, we sold the following operating apartment communities: one during the first quarter, one during the second quarter and three during the third quarter.  The three communities sold during the third quarter were classified as held for sale as of June 30, 2004. During 2003, we sold the following operating apartment communities:  one during the first quarter, two during the third quarter and two during the fourth quarter.  The operating results for these ten wholly-owned assets sold or classified as held for sale are reflected as discontinued operations in the accompanying statements of operations for all periods presented. Interest expense has been allocated to the results of the discontinued operations in accordance with EITF No. 87-24. We had no assets that qualified as held for sale as defined by SFAS No. 144 at September 30, 2004 or December 31, 2003.

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

Results of Operations

Comparison of operating results for the three months ended September 30, 2004  (the “2004 Period”) to the three months ended September 30, 2003 (the “2003 Period”)

       Our net income is generated primarily from the operation of our apartment communities and the disposition of assets that no longer meet our investment criteria. For purposes of evaluating comparative operating performance, we categorize our operating communities based on the period each community reaches a stabilized occupancy and expense level. A community is considered to have achieved stabilized occupancy on the earlier to occur of (1) attainment of 93% physical occupancy or (2) one year after completion of construction. The combined operating performance for all of our wholly-owned apartment communities that are included in continuing operations for the 2004 Period and the 2003 Period is summarized as follows:

Number of 2004 Period Apt. Homes
		2004 Period	2003 Period	$ Change	% Change
Rental and other property revenues:
Same-store communities (a)	15,206	$42,154	$42,555	$ (401)	-0.9%
Triple net master lease communities	728	1,862	1,850	12	0.6%
Communities stabilized in the 2004 Period, but not in the 2003 Period	1,759	5,835	5,524	311	5.6%
Communities not stabilized in the 2004 Period (b)	2,884	7,704	2,009	5,695	283.5%
Sold communities (c)	411	-	1,594	(1,594)	-100.0%
Total property revenues	20,988	$57,555	$53,532	$4,023	7.5%

Property operating and maintenance expenses (d):
Same-store communities (a)		$17,144	$16,621	$ 523	3.1%
Triple net master lease communities		216	204	12	5.9%
Communities stabilized in the 2004 Period, but not in the 2003 Period		2,357	2,088	269	12.9%
Communities not stabilized in the 2004 Period (b)		2,916	1,003	1,913	190.7%
Sold communities (c)		-	608	(608)	-100.0%
Total property operating and maintenance expenses		$22,633	$20,524	$2,109	10.3%

Property net operating income (NOI) (e):
Same-store communities (a)		$25,010	$25,934	$(924)	-3.6%
Triple net master lease communities		1,646	1,646	-	0.0%
Communities stabilized in the 2004 Period, but not in the 2003 Period		3,478	3,436	42	1.2%
Communities not stabilized in the 2004 Period (b)		4,788	1,006	3,782	375.9%
Sold communities (c)		-	986	(986)	-100.0%
Total property net operating income (NOI)		$34,922	$33,008	$1,914	5.8%

Total property NOI as a percentage of total property revenues		60.7%	61.7%	-	-1.0%

(a)  Communities that were owned and fully stabilized throughout both the 2004 Period and the 2003 Period ("same-store").

(b)  Communities that were under development/lease-up, in renovation or not fully operational, acquired, or had not reached a stabilized operating expense level subsequent to July 1, 2004, as applicable.  Includes the results of Belmar, Gables Augusta, Gables Beach Park, Gables Druid Hills, Gables Floresta, Gables Grandview, Gables Highland Park, Gables Lindbergh, Gables Normandy, Gables Parkwood, Gables Rock Springs, Gables State Thomas Ravello and Gables Woodley Park.

(c)  Communities that were sold subsequent to July 1, 2003.   Includes the results of Gables Palma Vista and Gables Wellington which we contributed to the GN Apartment Fund LLC in the 2004 Period.

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

(d)  Represents direct property operating and maintenance expenses as reflected in the accompanying consolidated statements of operations and excludes certain expenses included in the determination of net income such as property management and other indirect operating expenses, hurricane damage costs, interest expense and depreciation and amortization expense.

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

      Total property revenues increased $4,023, or 7.5%, from $53,532 to $57,555 due to an increase in the number of apartment homes resulting from the development, lease-up and acquisition of additional communities, as well as an increase in the number of available apartment homes associated with renovation activities at several of our communities.  These increases were partially offset by a 0.9% decrease in same-store performance as a result of supply and demand fundamentals in our markets along with a decrease resulting from the contribution of two communities to a new joint venture during the second quarter of 2004.

        Property operating and maintenance expenses, as reflected in our consolidated statements of operations, increased $2,109, or 10.3%, from $20,524 to $22,633 due to an increase in the number of apartment homes resulting from the development, lease-up and acquisition of additional communities, as well as an increase in the number of available apartment homes associated with renovation activities at several of our communities.  In addition, same-store expenses increased 3.1% due to increases in payroll, property tax, redecorating and maintenance expenses.  Same-store expense comparisons in certain markets are skewed as a result of recording property tax true-up adjustments and appeal settlements in the 2003 Period.  These increases were offset in part by a decrease in property operating and maintenance expenses resulting from the contribution of two communities to a new joint venture during the second quarter of 2004.

      Additional information for the 58 same-store apartment communities presented in the preceding table is as follows:

	Number of	% of 2004	Physical Occupancy	Economic Occupancy	% Change from the 2003 Period to the 2004 Period in
Market	Apartment Homes	Period NOI	in the 2004 Period (a)	in the 2004 Period (a)	Economic Occupancy	Revenues	Expenses	NOI
South Florida	3,482	28.8%	95.4%	93.5%	0.3%	3.5%	-3.4%	7.8%
Houston	3,857	22.4%	93.5%	90.4%	-2.9%	-5.2%	3.1%	-10.5%
Atlanta	3,796	20.8%	94.4%	90.0%	-0.3%	-0.5%	1.0%	-1.5%
Austin	1,677	11.6%	90.0%	88.8%	-2.9%	-3.0%	12.2%	-12.2%
Dallas	1,300	10.9%	95.4%	93.0%	0.5%	-1.4%	8.0%	-6.7%
Washington, D.C.	82	1.8%	97.8%	97.1%	4.6%	3.0%	25.8%	-4.3%
Other	1,012	3.7%	91.1%	82.5%	-0.9%	0.1%	10.7%	-8.5%
Totals	15,206	100.0%	93.9%	90.9%	-0.9%	-0.9%	3.1%	-3.6%

(a)  Physical occupancy represents gross potential rent less physical vacancy loss as a percentage of gross potential rent.  Economic occupancy represents actual rental revenue collected divided by gross potential rent.  Thus, economic occupancy differs from physical occupancy in that it takes into account concessions, non-revenue producing apartment homes and delinquencies.

      Property management revenues decreased $84, or 3.6%, from $2,345 to $2,261 due primarily to a net decrease of approximately 3,000 apartment homes managed for third parties and unconsolidated joint ventures from an average of 29,000 in the 2003 Period to 26,000 in the 2004 Period. The net decrease in the number of apartment homes managed for third parties is due primarily to increased sales activity resulting from attractive apartment valuations, offset in part by the May 2004 acquisition of IGPM.

        Ancillary services revenues decreased $652, or 30.5%, from $2,139 to $1,487 due primarily to a decrease of $662 in development and construction fee revenue due to volume declines in services rendered and the recognition of $403 in incentive fees in the 2003 Period resulting from our share of the savings generated under the GRAP JV construction contract.  In addition, corporate rental housing revenue decreased $183 due to volume declines in services rendered.  Such decreases were offset in part by an increase of $193 in brokerage services revenue due to volume increases in services rendered.

        Interest income increased $66, or 2,200.0%, from $3 to $69 due to an increase in interest-bearing deposits, partially offset by a decrease in interest rates.

        Other revenues decreased $280, or 66.0%, from $424 to $144 due primarily to income earned during the 2003 Period related to various non-routine items.

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

        Real estate asset depreciation and amortization increased $1,683, or 13.9%, from $12,080 to $13,763 due primarily to the impact of the development and acquisition of additional communities and capital improvements made to existing operating communities, as well as a non-recurring adjustment recorded to depreciation in the 2004 Period of $280.

       Property management expense for communities owned by us and third parties increased $825, or 21.9%, from $3,768 to $4,593 due primarily to the May 2004 acquisition of IGPM and increases in asset management, marketing and internal audit support costs.  In addition, a non-recurring credit to property management expense of $250 was recorded in the 2003 Period.  The average number of apartment homes under management decreased by approximately 4,500 from an average of 50,000 in the 2003 Period to an average of 45,500 in the 2004 Period.

        Ancillary services expense increased $64, or 6.5%, from $992 to $1,056, due to increases in development and construction expenses, brokerage and corporate rental housing expenses of $38, $13, and $13, respectively.

        Interest expense and credit enhancement fees increased $667, or 6.2%, from $10,687 to $11,354.  An increase in outstanding indebtedness associated with the November 2003 redemption of our Series B Preferred Units and an increase in operating debt associated with the development and acquisition of additional communities was offset in part by a decrease in interest rates for variable-rate borrowings and a decrease in outstanding indebtedness associated with 2004 and 2003 sale activities and the August 2003 issuance of 2,500 common shares.

        Amortization of deferred financing costs decreased $14, or 2.8%, from $494 to $480 due primarily to certain loan costs becoming fully amortized in the 2004 Period, partially offset by increased financing costs associated with the modification of our unsecured revolving credit facility in December 2003.

        General and administrative expense increased $519, or 25.3%, from $2,052 to $2,571 due primarily to increases in professional fees, abandoned real estate pursuit costs, insurance costs, director fees and internal acquisition costs associated with the acquisition of operating apartment communities.  The increase in professional fees relates primarily to compliance with Sarbanes-Oxley requirements.

        Corporate asset depreciation and amortization increased $268, or 46.5%, from $576 to $844 due primarily to an increase in amortization resulting from the management contracts acquired in connection with the May 2003 acquisition of the Archstone Management Business and the May 2004 acquisition of IGPM.

        Hurricane damage costs of $1,500 in the 2004 Period represent estimated costs to address landscaping and minor structural damage sustained at our Florida and Georgia apartment communities in connection with Hurricane Frances and Hurricane Jeanne.

        Equity in income of joint ventures increased $141, or 256.4%, from $55 to $196 due primarily to an increase related to the GN Apartment Fund LLC, which was formed in June 2004.  These increases were offset in part by hurricane damage costs sustained at two apartment communities owned by the GN Apartment Fund LLC.

        Our share of the operating results for the apartment communities owned by the unconsolidated joint ventures in which we have an interest during the 2004 Period and the 2003 Period is as follows:

	2004 Period					Total 2003 Period
	Stabilized (a)	Development & Lease-up (b)	Acquisitions (c)	Sales (d)	Total
Our share of joint venture results:
Rental and other property revenues	$2,627	$-	$-	$110	$2,737	$1,207
Property operating and maintenance expenses (exclusive of items shown separately below)	(1,039)	-	-	(49)	(1,088)	(541)
Property net operating income (NOI)	$1,588	$-	$-	$61	$1,649	$666
Interest expense and credit enhancement fees	(608)	-	-	(48)	(656)	(214)
Amortization of deferred costs	(27)	-	-	(1)	(28)	(19)
Other	(16)	-	-	(4)	(20)	(10)
Hurricane damage costs	(61)	-	-	-	(61)	-
Funds from operations (FFO)	$876	$-	$-	$8	$884	$423
Gain on sale of operating real estate assets	-	-	-	-	-	-
Real estate asset depreciation	(653)	-	-	(35)	(688)	(368)
Equity in income of joint ventures	$223	$-	$-	$(27)	$196	$55

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

Number of operating communities	9	-	-	3	12	9

Number of apartment homes in operating communities	2,614	-	-	1,118	3,732	2,975
Average percent occupied during the period	94%	-	-	91%	93%	87%

(a) Communities that were owned and fully stabilized throughout the 2004 Period.
(b) Communities in the development and/or lease-up phase that were not fully stabilized during all or any of the 2004 Period.
(c) Communities that were acquired subsequent to July 1, 2004.
(d) Communities that were sold subsequent to July 1, 2004.

        Gain on sale of joint venture interest of $1,726 in the 2004 Period relates to the sale of our 8.3% ownership interest in the CMS Tennessee Multifamily JV.

        Gain on sale of land, net of applicable income tax provision, of $11,899 in the 2004 Period relates to the sale of a 1.5 acre parcel of land in Arlington, Virginia.

        Income from discontinued operations increased $9,158, or 67.3%, from $13,616 to $22,774 due primarily to the $23,084 gain on sale of discontinued operations recognized in the 2004 Period, partially offset by the $12,368 gain on sale of discontinued operations recognized in the 2003 Period.

        Distributions to preferred unitholders decreased $1,078, or 32.9%, from $3,272 to $2,194 due to the $50 million redemption of our Series B Preferred Units in November 2003.

Comparison of operating results for the nine months ended September 30, 2004  (the “2004 Period”) to the nine months ended September 30, 2003 (the “2003 Period”)

       Our net income is generated primarily from the operation of our apartment communities and the disposition of assets that no longer meet our investment criteria. For purposes of evaluating comparative operating performance, we categorize our operating communities based on the period each community reaches a stabilized occupancy and expense level. A community is considered to have achieved stabilized occupancy on the earlier to occur of (1) attainment of 93% physical occupancy or (2) one year after completion of construction. The combined operating performance for all of our wholly-owned apartment communities that are included in continuing operations for the 2004 Period and the 2003 Period is summarized as follows:

Number of 2004 Period Apt. Homes
	2004 Period	2003 Period	$ Change	% Change
Rental and other property revenues:
Same-store communities (a)	14,852	$123,190	$126,175	$(2,985)	-2.4%
Triple net master lease communities	728	5,586	5,550	36	0.6%
Communities stabilized in the 2004 Period, but not in the 2003 Period	2,113	20,039	15,987	4,052	25.3%
Communities not stabilized in the 2004 Period (b)	2,884	17,115	3,320	13,795	415.5%
Sold communities (c)	411	2,765	4,731	(1,966)	-41.6%
Total property revenues	20,988	$168,695	$155,763	$12,932	8.3%

Property operating and maintenance expenses (d):
Same-store communities (a)		$48,554	$47,245	$1,309	2.8%
Triple net master lease communities		647	611	36	5.9%
Communities stabilized in the 2004 Period, but not in the 2003 Period		8,001	6,539	1,462	22.4%
Communities not stabilized in the 2004 Period (b)		6,309	1,557	4,752	305.2%
Sold communities (c)		1,078	1,683	(605)	-35.9%
Total property operating and maintenance expenses		$64,589	$57,635	$6,954	12.1%

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

Property net operating income (NOI) (e):
Same-store communities (a)	$74,636	$78,930	$(4,294)	-5.4%
Triple net master lease communities	4,939	4,939	-	0.0%
Communities stabilized in the 2004 Period, but not in the 2003 Period	12,038	9,448	2,590	27.4%
Communities not stabilized in the 2004 Period (b)	10,806	1,763	9,043	512.9%
Sold communities (c)	1,687	3,048	(1,361)	-44.7%
Total property net operating income (NOI)	$104,106	$98,128	$5,978	6.1%

Total property NOI as a percentage of total property revenues	61.7%	63.0%	-	-1.3%

(a)   Communities that were owned and fully stabilized throughout both the 2004 Period and the 2003 Period ("same-store").

(b)  Communities that were under development/lease-up, in renovation or not fully operational, acquired, or had not reached a stabilized operating expense level subsequent to January 1, 2004, as applicable.  Includes the results of Belmar, Gables Augusta, Gables Beach Park, Gables Druid Hills, Gables Floresta, Gables Grandview, Gables Highland Park, Gables Lindbergh, Gables Normandy, Gables Parkwood, Gables Rock Springs, Gables State Thomas Ravello and Gables Woodley Park.

(c)  Communities that were sold subsequent to January 1, 2003. Includes the results of Gables Palma Vista and Gables Wellington which we contributed to the GN Apartment Fund LLC in the 2004 Period.

(d)  Represents direct property operating and maintenance expenses as reflected in the accompanying consolidated statements of operations and excludes certain expenses included in the determination of net income such as property management and other indirect operating expenses, hurricane damage costs, interest expense and depreciation and amortization expense.

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

      Total property revenues increased $12,932 or 8.3%, from $155,763 to $168,695 due to an increase in the number of apartment homes resulting from the development, lease-up and acquisition of additional communities, as well as an increase in the number of available apartment homes associated with renovation activities at several of our communities.  These increases were partially offset by a 2.4% decrease in same-store performance as a result of supply and demand fundamentals in our markets along with a decrease resulting from the contribution of two communities to a new joint venture during the 2004 Period.

        Property operating and maintenance expenses, as reflected in our consolidated statements of operations, increased $6,954, or 12.1%, from $57,635 to $64,589 due to an increase in the number of apartment homes resulting from the development, lease-up and acquisition of additional communities, as well as an increase in the number of available apartment homes associated with renovation activities at several of our communities.  In addition, same-store expenses increased 2.8% due to increases in payroll, redecorating, maintenance and property tax expenses partially offset by a decrease in landscaping expenses.  Same-store expense comparisons in certain markets are skewed as a result of recording property tax true-up adjustments and appeal settlements in the 2004 Period and 2003 Period, as applicable.

        Additional information for the 56 same-store apartment communities presented in the preceding table is as follows:

	Number of	% of 2004	Physical Occupancy	Economic Occupancy	% Change from the 2003 Period to the 2004 Period in
Market	Apartment Homes	Period NOI	in the 2004 Period (a)	in the 2004 Period (a)	Economic Occupancy	Revenues	Expenses	NOI
South Florida	3,310	27.4%	95.0%	93.0%	-0.1%	1.9%	1.6%	2.0%
Houston	3,857	23.6%	93.3%	91.1%	-2.7%	-5.3%	2.1%	-9.8%
Atlanta	3,614	20.2%	93.4%	89.5%	-1.9%	-3.2%	3.2%	-7.1%
Austin	1,677	12.3%	90.7%	89.6%	-1.8%	-3.8%	0.9%	-6.8%
Dallas	1,300	11.1%	95.1%	93.0%	0.1%	-2.3%	3.0%	-5.3%
Washington, D.C.	82	1.9%	96.2%	95.8%	1.0%	1.6%	15.6%	-3.2%
Other	1,012	3.5%	89.1%	81.0%	-4.4%	-3.2%	11.2%	-14.7%
Totals	14,852	100.0%	93.5%	90.8%	-1.5%	-2.4%	2.8%	-5.4%

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

      Property management revenues increased $348, or 5.7%, from $6,145 to $6,493 due primarily to a net increase of approximately 400 apartment homes managed for third parties and unconsolidated joint ventures from an average of 25,500 in the 2003 Period to 25,900 in the 2004 Period.  This net increase in the number of apartment homes managed is due primarily to the May 2003 acquisition of the Archstone Management Business and the May 2004 acquisition of IGPM.  Such increases have been substantially offset by a decrease in the number of apartment homes managed for third parties due primarily to increased sales activity resulting from attractive apartment valuations.

        Ancillary services revenues decreased $1,427, or 26.1%, from $5,465 to $4,038 due primarily to a decrease of $1,004 in corporate rental housing revenue due to volume declines in services rendered, as well as a decrease of $727 in development and construction fee revenue due to volume declines in services rendered and the recognition of $403 in incentive fees in the 2003 Period resulting from our share of the savings generated under the GRAP JV construction contract. These decreases were offset in part by an increase of $304 in brokerage services revenue due to volume increases in services rendered.

        Interest income decreased $55, or 33.5%, from $164 to $109 due to a decrease in interest-bearing deposits and a decrease in interest rates.

        Other revenues increased $459, or 84.4%, from $544 to $1,003 due primarily to income earned during the 2004 Period related to various non-routine items.

        Real estate asset depreciation and amortization increased $5,596, or 16.1%, from $34,811 to $40,407 due primarily to the impact of the development and acquisition of additional communities and capital improvements made to existing operating communities, as well as a non-recurring adjustment recorded to depreciation in the 2004 Period of $987.

        Property management expense for communities owned by us and third parties increased $2,094, or 19.2%, from $10,898 to $12,992 due primarily to the May 2003 acquisition of the Archstone Management Business, the May 2004 acquisition of IGPM and increases in asset management, marketing, internal audit and information technology support costs.  In addition, a non-recurring credit to property management expense of $250 was recorded in the 2003 Period.  The average number of apartment homes under management remained relatively constant at approximately 46,000 for both periods.

        Ancillary services expense decreased $172, or 5.2%, from $3,302 to $3,130 due primarily to a decrease in corporate rental housing expenses of $139 and a decrease in development and construction expenses of $63, offset in part by an increase of $30 in brokerage services expenses.

        Interest expense and credit enhancement fees increased $1,482, or 4.7%, from $31,419 to $32,901.  An increase in outstanding indebtedness associated with the November 2003 redemption of our Series B Preferred Units and an increase in operating debt associated with the development and acquisition of additional communities was offset in part by a decrease in interest rates for variable-rate borrowings and a decrease in outstanding indebtedness associated with 2004 and 2003 sale activities, the May 2003 issuance of our Series D Preferred Shares and the August 2003 issuance of 2,500 common shares.

        Amortization of deferred financing costs increased $101, or 7.2%, from $1,400 to $1,501 due primarily to increased financing costs associated with the modification of our unsecured revolving credit facility in February 2003 and December 2003, partially offset by certain loan costs becoming fully amortized in the 2004 Period.

        General and administrative expense increased $1,639, or 24.6%, from $6,657 to $8,296 due primarily to increases in professional fees, abandoned real estate pursuit costs,  travel expenses related to our national meeting in the 2004 Period, insurance costs, director fees and internal acquisition costs associated with the acquisition of operating apartment communities.  The increase in professional fees relates primarily to compliance with Sarbanes-Oxley requirements.

        Corporate asset depreciation and amortization increased $656, or 46.9%, from $1,400 to $2,056 due primarily to an increase in amortization resulting from the management contracts acquired in connection with the May 2003 acquisition of the Archstone Management Business and the May 2004 acquisition of IGPM.

        Hurricane damage costs of $1,500 in the 2004 Period represent estimated costs to address landscaping and minor structural damage sustained at our Florida and Georgia apartment communities in connection with Hurricane Frances and Hurricane Jeanne.

        Equity in income of joint ventures increased $490, or 196.0%, from $250 to $740 due primarily to the sale of our 20% ownership interest in an apartment community located in Houston to our joint venture partner, resulting in a $432 gain recognized in the 2004 Period.

        Our share of the operating results for the apartment communities owned by the unconsolidated joint ventures in which we have an interest during the 2004 Period and the 2003 Period is as follows:

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

	2004 Period					Total 2003 Period
Stabilized (a)		Development & Lease-up (b)	Acquisitions (c)	Sales (d)	Total
Our share of joint venture results:
Rental and other property revenues	$2,662	$475	$1,918	$574	$5,629	$3,535
Property operating and maintenance expenses (exclusive of items shown separately below)	(1,080)	(203)	(729)	(251)	(2,263)	(1,500)
Property net operating income (NOI)	$1,582	$272	$1,189	$323	$3,366	$2,035
Interest expense and credit enhancement fees	(528)	(67)	(502)	(214)	(1,311)	(635)
Amortization of deferred costs	(27)	(16)	(16)	(7)	(66)	(52)
Other	(11)	(3)	(17)	(15)	(46)	(41)
Hurricane damage costs	-	-	(61)	-	(61)	-
Funds from operations (FFO)	$1,016	$186	$593	$87	$1,882	$1,307

Gain on sale of operating real estate assets	-	-	-	432	432	-
Real estate asset depreciation	(826)	(144)	(423)	(181)	(1,574)	(1,057)
Equity in income of joint ventures	$190	$42	$170	$338	$740	$250

Number of operating communities	4	1	4	4	13	9
Number of apartment homes in operating communities	1,374	297	943	1,304	3,918	2,975
Average percent occupied during the period	92%	88%	93%	91%	92%	83%

(a) Communities that were owned and fully stabilized throughout the 2004 Period.
(b) Communities in the development and/or lease-up phase that were not fully stabilized during all or any of the 2004 Period.
(c) Communities that were acquired subsequent to January 1, 2004.  Includes the results of Gables Palma Vista, Gables Wellington, Gables Solana Ridge and Gables Tuscany Ridge from the June 9, 2004 GN Apartment Fund LLC formation date.
(d) Communities that were sold subsequent to January 1, 2004.

        Gain on sale of joint venture interest of $1,726 in the 2004 Period relates to the sale of our 8.3% ownership interest in the CMS Tennessee Multifamily JV.

        Gain on sale of land, net of applicable income tax provision, of $11,899 in the 2004 Period relates to the sale of a 1.5 acre parcel of land in Arlington, Virginia.

      Income from discontinued operations increased $18,017, or 83.2%, from $21,649 to $39,666 due primarily to the $39,664 gain on sale of discontinued operations recognized in the 2004 Period, partially offset by the $17,410 gain on sale of discontinued operations recognized in the 2003 Period.

       Distributions to preferred unitholders decreased $1,363, or 17.2%, from $7,944 to $6,581 due primarily to the $50 million redemption of our Series B Preferred Units in November 2003, offset in part by the $75 million issuance of the Series D Preferred Shares in May 2003.

Liquidity and Capital Resources

Cash Flows from Operating, Investing and Financing Activities

      Net cash provided by operating activities increased from $69,427 for the nine months ended September 30, 2003 to $70,239 for the nine months ended September 30, 2004 due primarily to an increase in accounts payable and accrued expenses resulting from a change between periods in the timing of the payment of various expense items included in operating activities.  This increase was offset by a decrease in net income (before gain on sale of assets and depreciation and amortization expense) due primarily to (1) the decline between periods in the operating performance of our same-store communities and ancillary services and (2) increases in property management expense and general and administrative expense.

        Net cash used in investing activities decreased from $143,391 for the nine months ended September 30, 2003 to $86,254 for the nine months ended September 30, 2004 due primarily to increased sales activity as we take advantage of attractive apartment valuations for apartment communities by continuing to sell assets that are no longer consistent with our strategy.  The proceeds from such sales activities are used in combination with proceeds from financing activities to satisfy our real estate development and acquisition funding requirements.  Our cash investments in real estate assets increased modestly between periods.

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

        Net cash provided by financing activities decreased from $75,199 for the nine months ended September 30, 2003 to $20,955 for the nine months ended September 30, 2004 due primarily to a decrease in cash needed from financing activities to fund investment activities given the increased sales activity previously noted.

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

Contractual Obligations

        A summary of our contractual obligations at September 30, 2004 is as follows:

	Payments Due by Year

	2004	2005	2006	2007	2008	2009 & Thereafter	Total

Regularly scheduled principal amortization payments	$ 359	$ 1,384	$ 1,280	$ 1,379	$ 972	$ 2,072	$ 7,446
Balloon principal payments due at maturity (a)	-	284,398	276,666	206,398	62,200	217,194	1,046,856
Total notes payable	$ 359	$285,782	$277,946	$207,777	$63,172	$219,266	$1,054,302

Operating leases (b)	570	2,316	2,258	2,060	1,707	34,618	43,529

Deferred purchase price of IGPM (c)	-	327	327	-	-	-	654

Manditorily redeemable Series Z Preferred Units (d)	-	-	-	-	2,250	4,500	6,750

Total	$ 929	$288,425	$280,531	$209,837	$67,129	$258,384	$1,105,235

(a)    Outstanding indebtedness for each tax-exempt bond issue is reflected in the preceding table using the earlier of the related bond maturity date or the bond enhancement facility maturity date, as applicable.
(b)    Includes two ground leases relating to apartment communities owned and operated by us.
(c)    Amount represents the maximum amount contingently payable for the contracts in place at the acquisition date in accordance with the purchase agreement.
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

        In addition to these contractual obligations, we currently have eight communities under development that are expected to comprise 2,382 apartment homes upon completion.  The estimated costs to complete the development of these assets total $137 million at September 30, 2004, including $4 million of costs pertaining to the single-family lot development adjacent to our Gables Montecito development community.  These costs are expected to be initially funded by $28 million in construction loan proceeds and $109 million in borrowings under our credit facilities described below.  We also have an indirect 20% interest in one development community that is expected to comprise 76 apartment homes upon completion.  As of September 30, 2004, we had fulfilled our funding commitment related to this community.  The remaining $2 million of the costs to complete this community are expected to be funded by construction loan proceeds.

        At September 30, 2004, we owned four parcels of land on which we intend to develop four communities that we currently expect will comprise 779 apartment homes upon completion.  We also had rights to acquire additional parcels of land, either through options or long-term conditional contracts, on which we believe we could develop 11 communities that we currently expect would comprise an estimated 2,449 apartment homes upon completion.  Any future development is subject to obtaining permits and other governmental approvals, as well as our ongoing business review, and may not be undertaken or completed.

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

$300 Million Credit Facility

         We have an unsecured revolving credit facility with a committed capacity of $300 million provided by a syndicate of banks that has a maturity date of May 2005.  This facility was modified in February 2003 and December 2003 to, among other things, increase the committed capacity under the facility from $225 million to $252 million and from $252 million to $300 million, respectively.  Syndicated borrowings under this facility currently bear interest at our option of LIBOR plus 0.95% or prime minus 0.25%.  Fees for letters of credit issued under this facility are equal to the spread over LIBOR for syndicated borrowings.  In addition, we pay a facility fee currently equal to 0.20% of the $300 million committed capacity.  The spread over LIBOR for syndicated borrowings and the facility fee may be adjusted up or down based on changes in our senior unsecured credit ratings and our leverage ratios.  There are five stated pricing levels for (1) the spread over LIBOR for syndicated borrowings ranging from 0.70% to 1.25% and (2) the facility fee ranging from 0.15% to 0.30%.  A competitive bid option is available for borrowings up to 50% of the $300 million committed capacity, or $150 million.  This option allows participating banks to bid to provide us loans at a rate that is lower than the stated rate for syndicated borrowings.  At September 30, 2004, we had outstanding under the facility (1) $65 million in borrowings outstanding under the competitive bid option at an average interest rate of 2.31%, (2) $45 million in syndicated borrowings at an interest rate of 2.77% and (3) $49 million of letters of credit, including $46 million of letters of credit enhancing four tax-exempt variable rate notes payable totaling $45 million.  Thus, we had $141 million of availability under the facility at September 30, 2004.  We expect to renew and/or renegotiate the facility prior to the May 2005 maturity date, however there can be no assurance that such renewal and/or renegotiation will occur.

$37.5 Million Borrowing Facility

        We have a $37.5 million unsecured borrowing facility with a bank that has a maturity date of May 2005. The interest rate and maturity date related to each advance under this facility is agreed to by both parties prior to each advance. We had $10.5 million in borrowings outstanding under this facility at September 30, 2004 at an interest rate of 2.40%.

$10 Million Credit Facility

        We have a $10 million unsecured revolving credit facility with a bank that has a maturity date of May 2005.  Borrowings under this facility bear interest at the same scheduled interest rates for syndicated borrowings as the $300 million credit facility.  We had $2.1 million in borrowings outstanding under this facility at September 30, 2004 at an interest rate of 2.67%.

Secured Construction Loans

        At September 30, 2004, we have committed fundings under six construction-related financing vehicles for three wholly-owned development communities totaling $53.4 million from a bank. At September 30, 2004, we had drawn $25.1 million under these variable-rate financing vehicles and therefore have $28.3 million of remaining capacity. Borrowings under these vehicles bear interest at a weighted average rate of 3.63% at September 30, 2004.  During the third quarter of 2004, we repaid two construction-related financing vehicles secured by one wholly-owned development community totaling $21.5 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

Restrictive Covenants

        Our secured and unsecured debt agreements generally contain representations, financial and other covenants and events of default typical for each specific type of facility or borrowing.

        The indentures under which our publicly traded and other unsecured fixed-rate debt securities have been issued, and the terms of our $100 million secured debt arrangement, contain the following limitations on the incurrence of indebtedness: (1) a maximum leverage ratio of 60% of total assets; (2) a minimum debt service coverage ratio of 1.50:1; (3) a maximum secured debt ratio of 40% of total assets; and (4) a minimum amount of unencumbered assets of  150% of total unsecured debt.  Our indentures also include other affirmative and restrictive covenants.

        Our ability to borrow under our unsecured credit facilities and secured construction loans is subject to our compliance with a number of financial covenants, affirmative covenants and other restrictions on an ongoing basis.  The principal financial covenants currently impacting our leverage are: (1) our total debt may not exceed 60.0% of our total assets; (2) our annualized interest coverage ratio may not be less than 2.0:1; (3) our annualized fixed charge coverage ratio may not be less than 1.75:1; (4) our total secured debt may not exceed 35% of our total assets, and the recourse portion of our secured debt may not exceed 10% of our total assets; (5) our unencumbered assets may not be less than 167% of our total unsecured debt; (6) our tangible net worth may not be less than $749.6 million; and (7) our floating rate debt may not exceed 30% of our total assets.  Such financing vehicles also restrict the amount of capital we can invest in specific categories of assets, such as unimproved land, properties under construction, non-multifamily properties, debt or equity securities, and unconsolidated affiliates.

        In addition, we have a covenant under our unsecured credit facilities and secured construction loans that restricts our ability to make distributions in excess of stated amounts, which in turn restricts the Trust’s ability to declare and pay dividends.   The covenant currently provides that, during any twelve-month period, we may distribute up to the sum of (a) 100% of our consolidated income available for distribution, as defined in the agreement, and (b) for the period from and after July 1, 2004 through the agreement termination date, the aggregate sum of $5 million.  This provision contains an exception to this limitation to allow us to make any distributions necessary to (1) allow the Trust to maintain its status as a REIT or (2) distribute 100% of the Trust’s taxable income.  We do not anticipate that this provision will adversely affect our ability to make distributions sufficient for the Trust to pay dividends under its current dividend policy.

        Our credit facilities, construction loans and indentures are cross-defaulted and also contain cross default provisions with other of our material indebtedness.  We were in compliance with covenants and other restrictions included in our debt agreements as of September 30, 2004.  The indentures and the $300 million credit facility agreement containing the financial covenants discussed above, as well as the other material terms of our indebtedness, including definitions of the many terms used in and the calculations required by financial covenants, have been filed with the Securities and Exchange Commission as exhibits to our periodic or other reports.

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

        We account for our joint venture arrangements using the equity method.  Total indebtedness of our unconsolidated joint ventures is $166.4 million at September 30, 2004.  We have a $7.1 million maximum limited payment guaranty on two joint venture construction loans with committed fundings aggregating $21.8 million.  At September 30, 2004, there is $20.4 million of principal outstanding under these loans and the portion of this that is recourse to us is $6.1 million.  We do not believe that we will have any funding obligations under this limited payment guaranty.  The remaining $146.0 million of joint venture indebtedness is not recourse to us.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

 Development and Lease-up Communities at September 30, 2004:

					Percent at September 30, 2004 Complete Leased Occupied			Actual or Estimated Quarter of
Market	Community	No. of Apt. Homes	Total Budgeted Cost	Cost to Complete				Constr- uction Start	Initial Occu- pancy	Constr- uction End	Stab- ilized Occupancy
			(millions)	(millions)							(a)
Wholly-Owned Development/Lease-up Communities:
Atlanta, GA	Gables Rock Springs III (b)	193	$ 19	$ 15	17%	--	--	1 Q 2004	1 Q 2005	4 Q 2005	4 Q 2005
Austin, TX	Gables Grandview	458	56	2	97%	59%	58%	1 Q 2003	4 Q 2003	4 Q 2004	4 Q 2005
Dallas, TX	Gables Uptown Place (c)	311	44	33	6%	--	--	2 Q 2004	4 Q 2005	3 Q 2006	4 Q 2006
Houston, TX	Gables Augusta (c)	312	34	1	97%	88%	73%	1 Q 2003	1 Q 2004	4 Q 2004	2 Q 2005
Houston, TX	Gables Upper Kirby (c)	144	21	14	15%	--	--	2 Q 2004	3 Q 2005	1 Q 2006	3 Q 2006
South FL	Gables Floresta	311	39	1	97%	74%	70%	1 Q 2003	4 Q 2003	4 Q 2004	2 Q 2005
South FL	Gables Montecito (d)	450	61	47	9%	--	--	2 Q 2004	4 Q 2005	1 Q 2007	2 Q 2007
Washington, D.C.	Gables Rothbury	203	25	20	5%	--	--	3 Q 2004	2 Q 2005	4 Q 2005	2 Q 2006
	Wholly-Owned Totals	2,382	$ 299	$ 133
Co-Investment Development/Lease-up Community:
Tampa, FL	Gables West Park Village III (e)	76	$ 10	$ 2	(f) 87%	--	--	4 Q 2003	--	4 Q 2004	-- .
	Co-Investment Totals	76	$ 10	$ 2

(a) Stabilized occupancy is defined as the earlier to occur of (i) 93% physical occupancy or (ii) one year after completion of construction.
(b) This community represents the reconstruction of 56 apartment homes previously owned and operated by us into 193 apartment homes.
(c) These communities are secured by construction loans with an aggregate committed capacity of $53 million, of which $25 million was outstanding at
     September 30, 2004.
(d) We are developing single-family lots adjacent to this community and have such lots under contract for sale once development is complete. Amounts pertaining to the single-family lots have been excluded from the disclosure above.  At September 30, 2004, $9 million in costs have been incurred pertaining to the single family lots, and the estimated cost to complete is $4 million. Such costs are included in construction in progress in the accompanying consolidated balance sheet.
(e) This community is owned by the GRAP JV Two, in which we hold an indirect 20% interest, and is expected to be sold to a condominium converter upon completion.
(f) Construction loan proceeds are expected to fund all $2 million of the costs to complete at September 30, 2004.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

Stabilized Communities at September 30, 2004

	No. of Apt.	September 30, 2004			September 30, 2004 Market Rent Per
Community	Homes	Occupancy		Home	Square Foot

Atlanta, GA
Briarcliff Gables	104	92%		$1,042	$0.84
Buckhead Gables	162	94%		778	1.03
Gables Cityscape	182	98%	(a)	792	0.93
Gables Druid Hills	272	---	(b)	1,070	0.94
Gables Lindbergh	324	92%		1,236	1.22
Gables Metropolitan I (JV)	435	94%		1,217	1.09
Gables Metropolitan II (JV)	274	96%		1,270	1.14
Gables Mill	438	97%		768	0.83
Gables Montclair	183	97%		1,479	0.96
Gables Northcliff	82	96%		1,164	0.75
Gables Paces	80	99%		1,900	1.15
Gables Rock Springs I & II	365	96%		1,302	1.16
Gables Vinings	315	95%		947	0.89
Gables Walk	310	95%		973	0.82
Gables Wood Arbor	140	96%		632	0.69
Gables Wood Crossing	268	93%		685	0.71
Gables Wood Glen	380	91%		595	0.60
Gables Wood Knoll	312	93%		663	0.67
Roswell Gables I	384	95%		793	0.73
Roswell Gables II	284	95%		793	0.67
Spalding Gables	252	94%		836	0.84
Wildwood Gables	546	94%		863	0.76
Totals/Averages	6,092	95%		$ 951	$0.88

South FL
Belmar	36	---	(c)	$1,466	$0.96
Cotton Bay	444	98%		806	0.82
Gables Boca Place	180	97%		1,086	1.11
Gables Boynton Beach I	252	95%		972	0.81
Gables Boynton Beach II	296	96%		966	0.80
Gables Kings Colony	480	99%		928	1.02
Gables Mizner on the Green	246	97%		1,587	1.25
Gables Palma Vista (JV)	189	96%		1,647	1.14
Gables San Michele I	249	94%		1,567	1.12
Gables San Michele II	343	94%		1,557	1.12
Gables San Remo	180	96%		1,319	0.97
Gables Town Colony	172	95%		1,016	1.18
Gables Town Place	312	96%		901	1.08
Gables Wellington (JV)	222	96%		1,088	0.94
Mahogany Bay	328	96%		855	0.85
Totals/Averages	3,929	96%		$1,126	$1.00

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

Stabilized Communities at September 30, 2004 (Continued):

	No. of Apt.	September 30, 2004		September 30, 2004 Market Rent Per
Community	Homes	Occupancy	Home	Square Foot

Houston, TX
Gables Austin Colony	237	91%	$941	$0.96
Gables Cityscape	252	95%	807	0.95
Gables Citywalk/Waterford Sq.	317	98%	835	1.03
Gables Edgewater	292	95%	878	1.00
Gables Lions Head	277	96%	770	0.91
Gables Metropolitan Uptown	318	97%	849	0.93
Gables of First Colony	324	94%	1,002	1.01
Gables Piney Point	246	94%	862	0.93
Gables Pin Oak Green	581	94%	845	0.83
Gables Pin Oak Park	474	95%	858	0.84
Gables Rivercrest I	140	95%	780	0.93
Gables Rivercrest II	140	95%	761	0.90
Gables Windmill Landing	259	93%	714	0.82
Totals/Averages	3,857	95%	$847	$0.91

Dallas, TX
Gables Ellis Street	245	93%	$1,520	$1.26
Gables Highland Park	55	89%	3,121	1.60
Gables Knoxbridge	334	98%	1,055	1.24
Gables Mirabella	126	96%	1,149	1.26
Gables Normandy	54	87%	1,141	1.03
Gables Parkwood	30	83%	822	1.31
Gables Pearl Street	108	98%	1,313	1.21
Gables Spring Park	188	91%	909	0.86
Gables State Thomas Ravello	290	96%	1,584	1.39
Gables State Thomas Townhomes	177	97%	1,815	1.21
Gables Turtle Creek CityPlace	232	97%	1,422	1.35
Gables Turtle Creek Dominion	150	95%	1,219	1.21
Gables Valley Ranch	319	97%	877	0.86
Totals/Averages	2,308	95%	$1,306	$1.20

Austin, TX
Gables at the Terrace	308	94%	$1,105	$1.16
Gables Barton Creek	160	94%	1,397	1.20
Gables Bluffstone	256	94%	990	1.01
Gables Central Park	273	87%	1,402	1.49
Gables Great Hills	276	97%	818	0.99
Gables Park Mesa	148	97%	1,156	1.06
Gables Town Lake	256	97%	1,339	1.43
Gables West Avenue	239	93%	1,429	1.67
Totals/Averages	1,916	94%	$1,191	$1.25

Orlando, FL
Gables Chatham Square	448	100%	$--- (d)	$--- (d)
Gables North Village	315	97%	1,160	0.87
The Commons at Little Lake Bryan	280	100%	--- (d)	--- (d)
Totals/Averages	1,043	99%	$1,160	$0.87

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

Stabilized Communities at September 30, 2004 (Continued)

	No. of Apt.	September 30, 2004	September 30, 2004 Market Rent Per
Community	Homes	Occupancy	Home	Square Foot

Memphis, TN
Arbors of Harbortown (JV)	345	97%	$911	$0.92
Gables Cordova	464	92%	703	0.75
Totals/Averages	809	94%	$792	$0.83

Tampa, FL
Gables Beach Park	166	96%	$1,652	$1.31
Gables West Park Village I (JV)	320	93%	1,194	0.95
Gables West Park Village II (JV)	297	91%	1,187	0.99
Totals/Averages	783	93%	$1,288	$1.04

Nashville, TN
Gables Hickory Hollow I	276	94%	$667	$0.74
Gables Hickory Hollow II	272	93%	660	0.69
Totals/Averages	548	94%	$664	$0.72

Inland Empire, CA
Gables Solana Ridge (JV)	312	93%	$1,129	$1.21
Gables Tuscany Ridge (JV)	220	93%	1,143	1.22
Totals/Averages	532	93%	$1,135	$1.22

Washington, D.C.
Gables Dupont Circle	82	100%	$2,731	$2.80
Gables Woodley Park	211	97%	2,170	2.51
Totals/Averages	293	98%	$2,327	$2.60

Grand Totals/Averages	22,110	95%	$1,050	$1.00

(a) (b) (c) (d)

This community is not fully operational as of September 30, 2004; therefore, occupancy is based on apartment homes available for lease.
This community was in lease-up upon our acquisition in June 2004.  At September 30, 2004, the community was 91% occupied.
This community was acquired by us in December 2003 for renovation and was 25% occupied at September 30, 2004.  This community is adjacent to a land parcel that we acquired in January 2004 for the future development of an estimated 261 apartment homes.
This community is leased to a single user group pursuant to a triple net master lease.  Accordingly, scheduled rent data is not reflected as it is not comparable to the rest of our portfolio.

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

Portfolio Indebtedness Summary at September 30, 2004

Type of Indebtedness	Balance	Interest Rate (a)	Total Rate (b)	Years to Maturity

Fixed Rate:
Unsecured fixed-rate notes	$498,486	6.59%	6.59%	2.14
Secured fixed-rate notes	216,827	6.23%	6.23%	4.59
Total fixed-rate indebtedness	$715,313	6.48%	6.48%	3.00

Variable Rate:
Secured tax-exempt variable-rate loans	$142,955	1.70%	2.69%	2.15
Unsecured variable-rate credit facilities (c)	122,609	2.49%	2.49%	0.62
Unsecured tax-exempt variable-rate loans	48,365	1.77%	2.87%	1.75
Secured variable-rate construction loans	25,060	3.63%	3.63%	2.00

Total variable-rate indebtedness	$338,989	2.14%	2.71%	1.53

Total portfolio debt (c), (d), (e)	$1,054,302	5.08%	5.27%	2.45

(a)  Interest Rate represents the weighted average interest rate incurred on our indebtedness, exclusive of deferred financing cost amortization and credit enhancement fees, as applicable.
(b)  Total Rate represents the Interest Rate (a) plus credit enhancement fees, as applicable.
(c)  Our credit facilities bear interest at various spreads over LIBOR.
(d)  Interest associated with construction activities is capitalized as a cost of development and does not impact current earnings. The qualifying construction expenditures at September 30, 2004 for purposes of interest capitalization were $123,356.
(e)  Excludes (i) $62,138 of indebtedness related to a joint venture in which we own a 50% interest, (ii) $16,350 of tax-exempt bonds related to a joint venture in which we own a 25% interest and (iii) $87,889 of  indebtedness related to joint ventures in which we own a 20% interest.

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

     A reconciliation of FFO available to common unitholders from net income available to common unitholders (the most directly comparable GAAP measure to FFO available to common unitholders) is as follows:

Three months ended		Nine months ended
September 30,		September 30,
2004	2003	2004	2003

Net income available to common unitholders	$ 37,123	$ 17,669	$ 60,416	$ 34,514

Real estate asset depreciation and amortization:
Wholly-owned real estate assets - continuing operations	13,763	12,080	40,407	34,811
Wholly-owned real estate assets - discontinued operations	-	1,244	1,260	4,341
Joint venture real estate assets	688	368	1,574	1,057
Total	14,451	13,692	43,241	40,209

Gain on sale of operating real estate assets:
Wholly-owned real estate assets - discontinued operations	(23,084)	(12,368)	(39,664)	(17,410)
Joint venture real estate assets	-	-	(432)	-
Joint venture interest	(1,726)	-	(1,726)	-
Total	(24,810)	(12,368)	(41,822)	(17,410)

FFO available to common unitholders – basic and diluted	$ 26,764	$ 18,993	$ 61,835	$ 57,313

Debt extinguishment costs associated with the sale of real estate assets	395	-	1,381	-

FFO available to common unitholders, after a supplemental
adjustment to exclude debt extinguishment costs associated
with the sale of real estate assets – basic and diluted	$ 27,159	$ 18,993	$ 63,216	$ 57,313

Average common units outstanding - basic	33,525	31,525	33,421	30,752
Incremental units from assumed conversions of:
Stock options	73	128	94	83
Other	15	11	14	10
Average common units outstanding - diluted	33,613	31,664	33,529	30,845

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Our capital structure includes the use of fixed-rate and variable rate indebtedness. As such, we are exposed to the impact of changes in interest rates. We periodically seek input from third-party consultants regarding market interest rate and credit risk in order to evaluate our interest rate exposure. In some situations, we may utilize derivative financial instruments in the form of rate caps, rate swaps or rate locks to hedge interest rate exposure by modifying the interest rate characteristics of related balance sheet instruments and prospective financing transactions. We do not utilize such instruments for trading or speculative purposes.  We did not have any derivative instruments in place at September 30, 2004 or December 31, 2003.

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

ITEM 4.  CONTROLS AND PROCEDURES

       We carried out an evaluation under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of September 30, 2004 of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

       There was no change in internal control over financial reporting that occurred in the third quarter of 2004 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

Part II – Other Information

Item	1:			Legal Proceedings
				None

Item	2:			Unregistered Sales of Equity Securities and Use of Proceeds

As of September 30, 2004, we had 79 holders of common units (one general partner and 78 limited partners).  Each time the Trust issues shares of beneficial interest, it contributes the proceeds of such issuance to the Operating Partnership in return for a like number of units with rights and preferences analogous to the shares issued. During the period commencing on July 1, 2004 and ending on September 30, 2004, in connection with issuances of common shares by the Trust during that time period, the Operating Partnership issued an aggregate of 2,709 common units to the Trust. Such common units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act, and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering.  In light of the information obtained by us from the Trust in connection with these transactions, we believe we may rely on this exemption.

Item	3:			Defaults Upon Senior Securities
				None

Item	4:			Submission of Matters to a Vote of Security Holders
				None

Item	5:			Other Information

On August 31, 2004, the lenders under the Fifth Amended and Restated Revolving Credit Facility agreed to waive certain financial covenants impacting our leverage.  Pursuant to the waiver letter (1) our total debt may not exceed 60% of our total assets, (2) our unencumbered assets may not be less than 167% of our total unsecured debt and (3) during any twelve-month period, we may only distribute up to the sum of (a) 100% of our consolidated income available for distribution, as defined in the agreement, and (b) for the period from and after July 1, 2004 through the agreement termination date, the aggregate sum of $5 million.

Item	6:			Exhibits
		*	10.1

Waiver letter dated August 31, 2004 related to the Fifth Amended and Restated Revolving Credit Facility dated February 20, 2003, as amended by the First Amendment thereto dated December 12, 2003 (committed capacity level of $300,000,000)

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

GABLES REALTY LIMITED PARTNERSHIP
By: Gables GP, Inc. Its: General Partner
Date:	November 9, 2004	/s/ Marvin R. Banks, Jr.
Date:	November 9, 2004

Marvin R. Banks, Jr.
Senior Vice President and Chief Financial Officer
(Authorized Officer of the Registrant
and Principal Financial Officer)

/s/ Dawn H. Severt

Dawn H. Severt
Senior Vice President and Chief Accounting
Officer (Principal Accounting Officer)