Form 10-Q
period 2005-06-30
GABLES REALTY LIMITED PARTNERSHIP
filed 2005-08-09
CIK 1039797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
(X)   YES  (  ) NO

1

GABLES REALTY LIMITED PARTNERSHIP
FORM 10 - Q INDEX

2

PART I. - FINANCIAL INFORMATION
ITEM 1. - UNAUDITED FINANCIAL STATEMENTS

GABLES REALTY LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (Unaudited and Amounts in Thousands, Except Per Unit Data)

	June 30,	December 31,
	2005	2004
ASSETS:
Real estate assets:
Land	$ 353,612	$ 287,115
Buildings and improvements	1,318,845	1,259,728
Furniture, fixtures and equipment	134,257	133,923
Construction in progress	159,300	100,245
Investment in joint ventures	71,912	74,902
Undeveloped land	45,584	13,411
Real estate assets before accumulated depreciation and assets held for sale	2,083,510	1,869,324
Accumulated depreciation	(275,179)	(264,218)
Assets held for sale, net of accumulated depreciation of $30,921	-	74,071
Net real estate assets	1,808,331	1,679,177

Cash and cash equivalents	10,718	8,963
Restricted cash	3,054	3,764
Deferred financing costs, net	5,544	3,243
Other assets, net	42,939	37,591
Total assets	$1,870,586	$ 1,732,738

LIABILITIES AND PARTNERS' CAPITAL:
Notes payable, including $46,007 related to assets held for sale at December 31, 2004	$1,100,214	$ 982,535
Accrued interest payable	12,982	12,812
Preferred distributions payable	374	374
Real estate taxes payable	17,196	17,109
Accounts payable and accrued expenses - construction	20,801	10,669
Accounts payable and accrued expenses - operating	26,632	22,014
Security deposits	3,570	3,492
Series Z Preferred Units, at $25.00 liquidation preference, 180 units issued and outstanding, including accrued and unpaid distributions	6,083	5,971
Total liabilities	1,187,852	1,054,976

Commitments and contingencies

Limited partners' common capital interest (3,672 and 4,080 common units, respectively), at cash redemption value	159,169	147,159

Partners' capital:
General partner (330 and 335 common units, respectively)	5,716	7,105
Limited partner (29,008 and 29,121 common units, respectively)	402,849	408,498
Preferred partners (1,600 Series C-1 Preferred Units and 3,000 Series D Preferred Units), at $25.00 liquidation preference	115,000	115,000
Total partners' capital	523,565	530,603
Total liabilities, partners' capital interest and partners' capital	$1,870,586	$1,732,738

See notes to consolidated financial statements.
3

GABLES REALTY LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited and Amounts in Thousands, Except Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Rental revenues	$ 51,941	$ 45,380	$ 101,004	$ 90,139
Other property revenues	4,334	3,829	7,939	7,191
Total property revenues	56,275	49,209	108,943	97,330

Property management revenues	2,176	2,078	4,410	4,232
Ancillary services revenues	817	1,337	1,896	2,551
Interest income	123	32	210	40
Other revenues	87	453	385	859
Total other revenues	3,203	3,900	6,901	7,682

Total revenues	59,478	53,109	115,844	105,012

Expenses:
Property operating and maintenance (exclusive of items shown separately below)	21,446	17,897	41,301	35,621
Real estate asset depreciation and amortization	12,905	11,412	25,161	23,165
Property management (owned and third party)	4,165	4,113	8,741	8,399
Ancillary services	845	1,010	1,710	2,074
Interest expense and credit enhancement fees	12,228	9,485	23,625	18,827
Amortization of deferred financing costs	382	426	874	840
General and administrative	2,925	2,751	6,075	5,725
Corporate asset depreciation and amortization	953	714	1,878	1,212
Unusual items	2,828	-	(472)	-
Total expenses	58,677	47,808	108,893	95,863

Income from continuing operations before equity in income of joint ventures and gain on sale	801	5,301	6,951	9,149

Equity in income of joint ventures	476	60	961	544
Gain on sale of technology investment	-	-	5,838	-

Income from continuing operations	1,277	5,361	13,750	9,693

Operating income (loss) from discontinued operations	(2)	1,123	397	2,393
Gain on sale of discontinued operations	18,714	14,198	53,411	16,580
Debt extinguishment costs associated with the sale of real estate assets	-	(986)	(156)	(986)
Income from discontinued operations	18,712	14,335	53,652	17,987

Net income	19,989	19,696	67,402	27,680

Distributions to preferred unitholders	(2,193)	(2,193)	(4,387)	(4,387)

Net income available to common unitholders	$ 17,796	$ 17,503	$ 63,015	$ 23,293

Weighted average number of common units outstanding - basic	33,007	33,461	33,191	33,369
Weighted average number of common units outstanding - diluted	33,128	33,548	33,302	33,487

Per Common Unit Information - Basic:
Income (loss) from continuing operations (net of preferred distributions)	$ (0.03)	$ 0.09	$ 0.28	$ 0.16
Income from discontinued operations	$ 0.57	$ 0.43	$ 1.62	$ 0.54
Net income available to common unitholders	$ 0.54	$ 0.52	$ 1.90	$ 0.70

Per Common Unit Information - Diluted:
Income (loss) from continuing operations (net of preferred distributions)	$ (0.03)	$ 0.09	$ 0.28	$ 0.16
Income from discontinued operations	$ 0.56	$ 0.43	$ 1.61	$ 0.54
Net income available to common unitholders	$ 0.54	$ 0.52	$ 1.89	$ 0.70
See notes to consolidated financial statements.
4

GABLES REALTY LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited and Amounts in Thousands, Except Per Unit Data)
	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 67,402	$ 27,680
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	28,296	30,137
Equity in income of joint ventures	(961)	(544)
Gain on sale of discontinued operations	(53,411)	(16,580)
Gain on sale of technology investment	(5,838)	-
Long-term compensation expense	1,141	969
Debt extinguishment costs associated with the sale of real estate assets	156	986
Operating distributions received from joint ventures	3,962	977
Change in operating assets and liabilities:
Other assets	(2,121)	1,152
Other liabilities, net	4,716	711
Net cash provided by operating activities	43,342	45,488
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, development, construction and renovation of real estate assets	(259,022)	(109,425)
Recurring value retention capital expenditures	(3,861)	(4,711)
Non-recurring and/or value-enhancing capital expenditures	(2,424)	(2,558)
Net proceeds from sale of discontinued operations	98,783	52,602
Net proceeds from sale of undeveloped land	-	1,696
Net proceeds from sale of technology investment	5,838	-
Investment in joint ventures	-	(7,745)
Net proceeds from sale of joint venture real estate assets	-	1,580
Change in restricted cash	710	916
Other	(198)	(2,592)
Net cash used in investing activities	(160,174)	(70,237)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from (distributions to) the Trust related to:
Proceeds from the exercise of share options	613	5,313
Treasury share purchases and associated common unit redemptions	(10,824)	-
Common unit repurchases	(8,849)	-
Payments of deferred financing costs	(3,526)	(5)
Notes payable proceeds	542,179	195,618
Notes payable repayments	(356,669)	(118,076)
Debt extinguishment costs associated with the sale of real estate assets	-	(617)
Principal escrow payments deposited into escrow, net	-	(10,922)
Preferred distributions paid	(4,387)	(4,387)
Common distributions paid ($1.205 per unit)	(40,028)	(40,238)
Change in refundable security deposits	78	(89)
Net cash provided by financing activities	118,587	26,597

Net change in cash and cash equivalents	$ 1,755	$ 1,848
Cash and cash equivalents, beginning of period	8,963	5,915
Cash and cash equivalents, end of period	$ 10,718	$ 7,763

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 28,082	$ 26,178
Interest capitalized	4,714	4,481
Cash paid for interest, net of amounts capitalized	$ 23,368	$ 21,697
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

As of June 30, 2005, the Trust was an 88.9% economic owner of our common equity. The Trust controls us through Gables GP, Inc. ("Gables GP"), a wholly-owned subsidiary of the Trust and our sole general partner. This organizational structure is commonly referred to as an umbrella partnership REIT or "UPREIT."  The board of directors of Gables GP, the members of which are the same as the members of the Trust's board of trustees, manages our affairs by directing the affairs of Gables GP. The Trust's limited partnership and indirect general partnership interests in us entitle it to share in our cash distributions, and in our profits and losses in proportion to its ownership interest therein and entitles the Trust to vote on all matters requiring a vote of the limited partners. Generally, our other limited partners are persons who contributed their direct or indirect interests in certain of our real estate assets primarily in connection with the IPO and the 1998 acquisition of the real estate assets and operations of Trammell Crow Residential South Florida. A unit of limited partnership interest in the Operating Partnership is referred to herein as a "unit." We are obligated to redeem each common unit held by a person other than the Trust at the request of the holder for an amount equal to the fair market value of a share of the Trust's common shares at the time of such redemption, provided that the Trust, at its option, may elect to acquire each common unit presented for redemption for one common share or cash. Such limited partners' redemption rights are reflected in "limited partners' common capital interest" in our accompanying consolidated balance sheets at the cash redemption amount at the balance sheet date. The Trust's percentage ownership interest in us will increase with each redemption. In addition, whenever the Trust issues common shares or preferred shares, it is obligated to contribute any net proceeds to us and we are obligated to issue an equivalent number of common or preferred units with substantially identical rights as the common or preferred shares, as applicable, to the Trust.

        The Trust's dividend policy is to pay monthly dividends to its common shareholders.  We make distributions to holders of units to enable the Trust to make distributions under its dividend policy.  In addition, the Trust must distribute 90% of its annual ordinary taxable income to its shareholders. We make distributions to the Trust to enable it to satisfy this requirement.

         As of June 30, 2005, we managed a total of 162 multifamily apartment communities owned by us and our third-party clients comprising 41,555 apartment homes.  As of June 30, 2005, we owned 75 stabilized multifamily apartment communities comprising 18,203 apartment homes, an indirect 60% interest in two stabilized apartment communities comprising 709 apartment homes, an indirect 51% interest in one stabilized apartment community comprising 211 apartment homes, an indirect 50% interest in three stabilized apartment communities comprising 1,163 apartment homes, an indirect 49% interest in two stabilized apartment communities comprising 532 apartment homes and an indirect 25% interest in one stabilized apartment community comprising 345 apartment homes. We also owned 11 multifamily apartment communities under development or in lease-up at June 30, 2005 that are expected to comprise 2,673 apartment homes upon completion. In addition, as of June 30, 2005, we owned or leased five parcels of land on which we intend to develop five apartment communities that we currently expect will comprise an estimated 1,190 apartment homes upon completion. We also have rights to acquire additional parcels of land, either through options or long-term conditional contracts, on which we believe we could develop five communities that we currently expect would comprise an estimated 1,115 apartment homes upon completion. Any future development is subject to obtaining permits and other governmental approvals, as well as our ongoing business review, and may not be undertaken or completed.

 Agreement and Plan of Merger

         On June 7, 2005, the Trust and the Operating Partnership entered into an agreement and plan of merger pursuant to which a newly formed affiliate of ING Clarion Partners, LLC, an indirect wholly owned subsidiary of ING Groep, N.V. will acquire the Trust and its subsidiaries through the mergers of Gables Residential Trust and Gables Realty Limited Partnership with merger subsidiaries of the ING Groep, N.V.   Pursuant to the terms of the agreement and plan of merger, each

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Unit Data)

issued and outstanding common share of beneficial interest of the Trust will be converted into the right to receive $43.50 in cash, without interest.  In addition, holders of common shares will receive additional merger consideration that represents a pro-rata portion of the monthly dividend allocable to the month in which the mergers are closed and will be based on the number of days having elapsed in such monthly period (the "pro-rata dividend").  Each existing common unit of limited partnership in the Operating Partnership (other than common units held by the Trust) will be converted into and cancelled in exchange for the right to receive (1) $43.50 in cash, without interest, plus a distribution equal to the pro-rata dividend or (2) if the holder so elects, a Class A Common Unit of limited partnership interest in the surviving partnership plus a per unit distribution equal to the pro-rata dividend, provided that the issuance of Class A Common Units would be exempt from registration under the Securities Act and applicable state securities laws.  Holders of not more than $75 million of existing common units in the Operating Partnership in the aggregate may elect to receive Class A common units (any excess will be subject to pro-rata reduction among all holders electing to receive Class A common units).

        The merger has been unanimously approved by our Board of Directors and the Trust's Board of Trustees and is subject to approval by the Trust's common shareholders and other customary closing conditions.  It is currently anticipated that the merger will be closed by the end of the third quarter of 2005.

        Pending completion of the merger, we have agreed to carry on our business in the usual, regular and ordinary course consistent with past practice.  Under the merger agreement, we have agreed to various covenants regarding the conduct of our business and other general matters.  These covenants include, among other things, limitations on our ability to purchase, acquire, sell, encumber, transfer or dispose of our assets, enter into or amend any material contract and, subject to a list of enumerated exceptions in the merger agreement, incur or repay indebtedness, issue or repurchase equity, make capital contributions to joint ventures or encumber any material assets.

2. COMMON AND PREFERRED EQUITY ACTIVITY

Issuances of Common Operating Partnership Units

        On June 17, 2004, we issued 66 common units to fund $2.1 million of the $12.3 million purchase price of a parcel of land we acquired for the future development of an apartment community expected to comprise 448 apartment homes upon completion.

Common Equity Repurchase Program

       Our general partner and the Trust's board of trustees implemented a common equity repurchase program pursuant to which we are authorized to purchase up to $200 million of outstanding common shares or units. We view the repurchase of common equity with consideration of other investment alternatives when capital is available to be deployed. The Trust has repurchased shares from time to time in open market and privately negotiated transactions, depending on market prices and other prevailing conditions, using proceeds from sales of selected assets.  Whenever the Trust repurchases common shares from shareholders, we are required to redeem from the Trust an equivalent number of common units on the same terms and for the same aggregate price.  After redemption, the common units redeemed by us are no longer deemed outstanding.  Common units have also been repurchased for cash from time to time upon their presentation for redemption by unitholders.  During the first quarter of 2005, we repurchased 254 common units for cash upon presentation for redemption by unitholders and redeemed 311 common units from the Trust for a total of $19.7 million. There were no such repurchases or redemptions during 2004.  As of June 30, 2005, we had repurchased 554 common units and redeemed 4,817 common units from the Trust for a total of $135.7 million, including $0.2 million in related commissions.

Shelf Registration Statement

       We have an effective shelf registration statement on file with the Securities and Exchange Commission under which the Trust has $500 million of equity capacity and we have $500 million of debt capacity.  We believe it is prudent to maintain shelf registration capacity in order to facilitate future capital raising activities.  As of June 30, 2005, we had issued $150 million of senior unsecured notes and there have been no issuances of equity securities under this shelf registration statement.

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

      The accompanying interim unaudited financial statements have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation for these interim periods have been included. The results of operations for the interim period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the financial statements included in our Form 10-K for the year ended December 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Unit Data)

        In the accompanying consolidated statement of cash flows for the six months ended June 30, 2005, we changed the classification of changes in restricted cash to present such changes as an investing activity and changes in refundable security deposits to present such changes as a financing activity.  We previously presented such changes as operating activities.  In the accompanying consolidated statements of cash flows for the six months ended June 30, 2004, we reclassified changes in restricted cash and changes in refundable security deposits to be consistent with our 2005 presentation which resulted in a $916 increase to investing cash flows, an $89 decrease to financing cash flows and an $827 decrease to operating cash flows from the amounts previously reported.

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

        The net proceeds from these sales, after closing costs and the buyers' assumption of $67.1 million of debt, were $58.3 million and were used to pay down outstanding borrowings under our unsecured credit facilities and to repurchase common shares and units under our common equity repurchase program.  The aggregate gain from the sale of these six communities, exclusive of the $0.2 million in associated debt extinguishment costs, was $34.7 million and was recognized in the first quarter of 2005.

On April 28, 2005, we sold an apartment community located in Tampa comprising 166 apartment homes to a condominium converter for $41.2 million.  The net sale proceeds of $40.5 million were used to repay outstanding borrowings under our unsecured credit facilities. The gain from the sale of this community was $18.7 million and was recognized in the second quarter of 2005.  This community was not classified as an asset held for sale at March 31, 2005 in accordance with SFAS No. 144 as the related criteria were not met as of such date.

        During 2004, we sold five apartment communities located in South Florida comprising 1,608 apartment homes, two apartment communities located in Tennessee comprising 548 apartment homes, one apartment community located in Atlanta comprising 603 apartment homes and one apartment community located in Orlando comprising 231 apartment homes for $217.6 million. Seven of the sold communities were encumbered by tax-exempt bonds totaling $106.2 million. A total of $95.7 million of these tax-exempt bonds were enhanced by $96.2 million of letters of credit that were cancelled in connection with the closing of the related sales. The buyers of four of the communities assumed $67.7 million of variable-rate tax-exempt bonds encumbering such communities in connection with the sale transactions. The net proceeds from these sales, after closing costs and the buyers' assumption of such debt, were $146.1 million and were used to repay $38.5 million of bond indebtedness and to pay down outstanding borrowings under our unsecured credit facilities. We were relieved of a $1.9 million note payable obligation in connection with the sale of the Orlando apartment community. In connection with the sale transactions, we incurred approximately $1.6 million of debt extinguishment costs, including $0.4 million of credit enhancement prepayment costs, $0.6 million of defeasance costs and $0.6 million relating to the write-off of unamortized deferred financing costs.  The aggregate gain from the sale of these nine communities, exclusive of the debt extinguishment costs, was $71.2 million.  The sale of the community in Orlando closed during the first quarter of 2004, resulting in a $2.4 million gain, which was recognized in the first quarter of 2004.   The net proceeds from this sale were $27.0 million.  The sale of the community in Atlanta closed during the second quarter of 2004, resulting in a $14.2 million gain, exclusive of debt extinguishment costs, which was recognized in the second quarter of 2004.  The net proceeds from this sale were $25.6 million.  The remaining sales closed during the balance of 2004.

       Historical operating results and gains are reflected as discontinued operations in the accompanying consolidated statements of operations (Note 6).

Community and Land Dispositions Not Subject to Discontinued Operations Reporting

        During 2004, we acquired and sold a parcel of land in Arlington, Virginia, sold a parcel of land in San Antonio and sold a parcel of land in Tennessee. The net proceeds from these land sales were $29.1 million and were used to pay down outstanding borrowings under our unsecured credit facilities. The gain from the land sales was $12.0 million, net of an applicable income tax provision of $0.9 million.  The sale of the parcel of land in San Antonio closed during the first quarter of 2004.  The net proceeds from this sale were $1.7 million and resulted in no gain or loss.  The remaining transactions closed in the second half of 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Unit Data)

        During 2004, we sold our 20% ownership interest in an apartment community located in Houston comprising 186 apartment homes to our partner in the Gables Residential Apartment Portfolio JV Two (the "GRAP JV Two") and sold our 8.3% ownership interest in the CMS Tennessee Multifamily JV, which owns three apartment communities located in Tennessee comprising 1,118 apartment homes. In addition, during 2004, the GRAP JV Two sold an apartment community located in Tampa comprising 76 apartment homes to a condominium converter upon completion of construction. Our share of the net sales proceeds from these transactions was $3.7 million, resulting in a gain of $0.7 million related to the sales of the apartment communities and $1.7 million related to the sale of our joint venture interest.  The sale of our 20% interest in the apartment community in Houston closed during the first quarter of 2004.  The net proceeds from this sale were $1.6 million, resulting in a gain of $0.4 million which was recognized in the first quarter of 2004.  The remaining transactions closed in the second half of 2004.

        During the second quarter of 2004, we contributed two apartment communities located in South Florida comprising 411 apartment homes to a joint venture with New York State Teachers' Retirement System ("NYSTRS") in which we have a 50% interest. Also, during the third quarter of 2004, we admitted NYSTRS as a 49% member in a wholly-owned subsidiary that owns an apartment community located in Washington, D.C. comprising 211 apartment homes. These transactions did not meet the criteria for gain recognition. See "NYSTRS Joint Venture Arrangements" below for further discussion.

        During the fourth quarter of 2004, we exchanged our 20% ownership interest in two apartment communities located in Tampa comprising 617 apartment homes owned by the GRAP JV Two with our joint venture partner in return for an increase in our ownership interest from 20% to 60% in the remaining two apartment communities located in Atlanta comprising 709 apartment homes owned by the Gables Residential Apartment Portfolio JV (the "GRAP JV") and the GRAP JV Two. In connection with these transactions we also paid $5.7 million in cash to our joint venture partner. These transactions did not meet the criteria for gain recognition.

       Historical operating results and gains are included in continuing operations in the accompanying consolidated statements of operations.

Community Acquisitions

       During the first quarter of 2005, we acquired an apartment community located in Atlanta and an apartment community located in South Florida comprising an aggregate 715 apartment homes for approximately $91.9 million in cash.

        During the second quarter of 2005, we acquired seven apartment communities located in Atlanta, Dallas and Houston comprising an aggregate 945 apartment homes for approximately $80.0 million in cash.

        During the second quarter of 2004, we acquired an apartment community located in Dallas and an apartment community located in Atlanta comprising an aggregate 302 apartment homes for approximately $34.9 million in cash.

        During the third quarter of 2004, we acquired one apartment community located in Atlanta and two apartment communities located in Dallas comprising an aggregate 433 apartment homes for approximately $66.4 million in cash.

        The cash portion of the consideration for each denoted acquisition was funded with advances under our unsecured credit facilities.

Other Acquisitions

        In May 2004, we acquired Income Growth Property Management, Inc. ("IGPM"), a property management company based in San Diego, CA that managed 2,141 apartment homes in 17 multifamily apartment communities located in the San Diego and Inland Empire areas at the time of acquisition. The estimated purchase price of approximately $2.0 million, inclusive of related commissions, is structured to be paid in three installments based on retention of the management contracts in place upon acquisition. The purchase price may increase if certain additional management contracts are obtained. As of June 30, 2005, we had funded $1.7 million of the $2.0 million estimated purchase price. The third and final installment is expected to be paid in the second quarter of 2006.

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

        We serve as the managing member of each of the ventures and have responsibility for all day-to-day operating matters, and we serve as property manager for each of the communities owned by the ventures. In connection with these transactions, we have discussed making future investments with NYSTRS through the formation of additional joint ventures whereby the ventures, on a collective basis, intend to own, operate, acquire and develop up to $800 million of multifamily apartment communities located primarily in the San Diego, Inland Empire and Washington, D.C. markets. We have granted NYSTRS a three-year right-of-first-opportunity for investment opportunities in San Diego and Washington, D.C. that exceed $50 million and those that exceed $35 million in the Inland Empire. As of June 30, 2005, approximately $310 million of the $800 million target has been invested.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Unit Data)

        In December 2004, SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," was issued. SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) will be effective for us for the fiscal year 00eginning January 1, 2006. We began expensing stock-based employee compensation under the fair value recognition provisions of SFAS No. 123 on a prospective basis beginning January 1, 2003.  Due to our limited use of options as a form of compensation since 1999, we do not expect the adoption of SFAS No. 123(R) to have a significant impact on our financial statements.

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

6.  DISCONTINUED OPERATIONS

        We adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective January 1, 2002.  SFAS No. 144 requires, among other things, that the operating results of certain real estate assets which have been sold subsequent to January 1, 2002, or otherwise qualify as held for sale (as defined by SFAS No. 144), be reflected as discontinued operations in the consolidated statements of operations for all periods presented.  Under SFAS No. 144, an asset is generally considered to qualify as held for sale when (1) management, having the authority to approve the action, commits to a plan to sell the asset, (2) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated and (3) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year.  During the first quarter of 2005, we sold six wholly-owned operating real estate assets, five of which were classified as held for sale as of December 31, 2004.  During the second quarter of 2005, we sold one wholly-owned operating real estate asset.  During 2004, we sold nine wholly-owned operating real estate assets.  The operating results for these sixteen wholly-owned assets classified as held for sale or sold are reflected as discontinued operations in the accompanying statements of operations for all periods presented. Interest expense has been allocated to the results of the discontinued operations in accordance with EITF No. 87-24. We had no assets that qualified as held for sale as defined by SFAS No. 144 at June 30, 2005.

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

       Condensed financial information of the results of operations for the real estate assets sold reflected as discontinued operations is as follows:

	Three Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004

Total property revenues	$ 242	$ 9,646	$ 2,253	$ 20,131

Property operating and maintenance expense
    (exclusive of items shown separately below)
Real estate asset depreciation and amortization
Interest expense and credit enhancement fees

Amortization of deferred financing costs
    Total expenses

	138 67 39 - 244	4,366 2,268 1,799 90 8,523	1,075 370 398 13 1,856	9,059 4,739 3,759 181 17,738
Operating income (loss) from discontinued operations	(2)	1,123	397	2,393

Gain on sale of discontinued operations	18,714	14,198	53,411	16,580
Debt extinguishment costs associated with the sale of real estate assets	-	(986)	(156)	(986)
Income from discontinued operations	$18,712	$14,335	$53,652	$17,987

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Unit Data)

7.   EARNINGS PER UNIT

       Basic earnings per unit are computed based on net income available to common unitholders and the weighted average number of common units outstanding. Diluted earnings per unit reflect the assumed issuance of common units under the Trust's equity incentive plan. The numerator and denominator used for both basic and diluted earnings per unit computations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic and diluted income available to common unitholders (numerator):

Income (loss) from continuing operations (net of preferred distributions) -
    basic and diluted

Income from discontinued operations - basic and diluted

Net income available to common  unitholders - basic and diluted

Common units (denominator):
Average units outstanding - basic
Incremental units from assumed conversions of:
   Stock options
   Other
Average units outstanding - diluted

	$ (916 $18,712 $17,796 33,007 100 21 33,128)	$ 3,168 $14,335 $17,503 33,461 73 14 33,548	$9,363 $53,652 $63,015 33,191 91 20 33,302	$ 5,306 $17,987 $23,293 33,369 104 14 33,487

8.  SEGMENT REPORTING

       Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our senior management group.

        We own, operate and develop multifamily apartment communities in major markets located in Texas, Georgia, Florida, San Diego/Inland Empire, CA, Washington, D.C. and Tennessee.  Such apartment communities generate rental revenue and other income through the leasing of apartment homes to a diverse base of residents.  The operating performance of each of our communities is affected by the supply and demand dynamics within the immediate submarket or neighborhood of the major market in which each community is located.  We evaluate the performance of each of our apartment communities on an individual basis. However, because each of our apartment communities has similar economic characteristics, residents, and products and services, our apartment communities have been aggregated into one reportable segment. This segment comprised 95% and 93% of our total revenues for the three months ended June 30, 2005 and 2004, respectively, and 94% and 93% of our total revenues for the six months ended June 30, 2005 and 2004, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Unit Data)

       NOI from our wholly-owned apartment communities included in continuing operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total property revenues Less: Property operating and maintenance expenses	$56,275 (21,446)	$49,209 (17,897)	$108,943 (41,301)	$97,330 (35,621)
Net operating income (NOI)	$34,829	$31,312	$67,642	$61,709

        Below is a reconciliation of NOI to income from continuing operations before equity in income of joint ventures and gain on sale (this caption in the accompanying statements of operations is the most directly comparable GAAP measure to NOI).

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net operating income (NOI)	$34,829	$31,312	$67,642	$61,709

Less other expenses:
Real estate asset depreciation and amortization	(12,905)	(11,412)	(25,161)	(23,165)
Property management (owned and third party)	(4,165)	(4,113)	(8,741)	(8,399)
Ancillary services	(845)	(1,010)	(1,710)	(2,074)
Interest expense and credit enhancement fees	(12,228)	(9,485)	(23,625)	(18,827)
Amortization of deferred financing costs	(382)	(426)	(874)	(840)
General and administrative	(2,925)	(2,751)	(6,075)	(5,725)
Corporate asset depreciation and amortization	(953)	(714)	(1,878)	(1,212)
Unusual items	(2,828)	-	472	-
Total other expenses	(37,231)	(29,911)	(67,592)	(60,242)

Add other revenues:
Property management revenues	2,176	2,078	4,410	4,232
Ancillary services revenues	817	1,337	1,896	2,551
Interest income	123	32	210	40
Other revenues	87	453	385	859
Total other revenues	3,203	3,900	6,901	7,682

Income from continuing operations before equity in income of joint ventures and gain on sale	$801	$5,301	$6,951	$9,149

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

9.     COMMITMENTS AND CONTINGENCIES

Development and Construction Commitments

        We currently have ten communities under development that are expected to comprise 2,215 apartment homes upon completion. The estimated costs to complete the development of these assets total $167 million at June 30, 2005.  These costs are expected to be initially funded by $15 million in construction loan proceeds and $152 million in borrowings under our credit facilities.

        At June 30, 2005, we owned or leased five parcels of land on which we intend to develop five apartment communities that we currently expect will comprise 1,190 apartment homes upon completion. We also had rights to acquire additional parcels of land, either through options or long-term conditional contracts, on which we believe we could develop five communities that we currently expect would comprise an estimated 1,115 apartment homes upon completion. Total preliminary budgeted costs for the development of the 2,305 apartment homes are currently estimated to be approximately $400 million. Any future development is subject to obtaining permits and other governmental approvals, as well as our ongoing business review, and may not be undertaken or completed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Unit Data)

        We have letter of credit and performance obligations of approximately $8.6 million related to our wholly-owned development and construction activities.  As the related development and construction activities are completed, such obligations will be reduced accordingly.

        We are currently serving as general contractor for the construction and/or renovation of five apartment communities for third parties under "cost plus a fee" contracts with guaranteed maximum prices on the costs of construction of approximately $57 million in aggregate.  The construction of these assets was approximately 47% complete in aggregate at June 30, 2005.  Under these contracts, we are obligated to fund any construction cost overruns that are not recovered through a change order.  In addition, we are entitled to a share of the savings generated under these contracts, if any, in the form of an incentive fee.  Because our clients are obligated to fund the costs that are incurred on their behalf pursuant to the related contract, we net the reimbursement of these costs against the billings for such costs.  Development and construction fees are recognized when earned using the percentage of completion method.  During the three months ended June 30, 2005 and 2004, we recognized $(0.1) million and $0.5 million, respectively, in development and construction fees under related contracts with gross billings of $7.0 million and $10.1 million, respectively.  During the six months ended June 30, 2005 and 2004, we recognized $0.1 million and $0.9 million, respectively, in development and construction fees under related contracts with gross billings of $12.3 million and $18.9 million, respectively.  We recorded a reduction to revenue of $0.4 million in the second quarter of 2005 for cost overruns that were not recovered through a change order.

Operating Leases

        We are party to two long-term ground leases relating to two apartment communities in Austin with initial terms expiring in 2044 and 2065. We have paid the ground lease rent in full for these leases through the initial term. The prepaid lease payments, net of accumulated amortization, are included in other assets, net in the accompanying balance sheets. We are party to long-term ground leases for an apartment community in Atlanta and an apartment community in Austin with initial terms expiring in 2075 and 2069, respectively. In addition, in December 2004, we entered into a ground lease for a development community in Houston with an initial term expiration in 2054 and in April 2005, we entered into a ground lease for a development community in Dallas with an initial term expiration in 2080.  We are also party to operating leases for office space with various terms. Rent incurred under these operating leases was $836 and $551 for the three months ended June 30, 2005 and 2004, respectively, and was $1,539 and $1,094 for the six months ended June 30, 2005 and 2004, respectively.   Future minimum lease payments under these operating leases at June 30, 2005 are as follows:

2005	$ 1,659
2006	3,782
2007	3,583
2008	3,234
2009	2,574
2010 and thereafter	105,874
Total	$120,706

IGPM Acquisition

        In May 2004, we acquired IGPM, a property management company that managed 2,141 apartment homes in 17 multifamily apartment communities at the time of acquisition. The estimated purchase price of approximately $2.0 million, inclusive of related commissions, is structured to be paid in three installments based on retention of the management contracts in place upon acquisition. The purchase price may increase if certain additional management contracts are obtained. As of June 30, 2005, we had funded $1.7 million of the $2.0 million purchase price. The third and final installment is expected to be paid in the second quarter of 2006.

Contingencies

       We have been named as a party in a class action lawsuit filed in the Florida State Circuit Court alleging that fees charged when residents terminate their leases prior to the end of term or terminate without sufficient notice are not in compliance with state law. We have appealed the Court's December 2004 Order certifying the class.   In the first quarter of 2005, we recorded $1.8 million of expected costs associated with a preliminary agreement to settle the class action lawsuit.  The preliminary agreement to settle the class action lawsuit is subject to court approval once finalized between the parties and published to the class.  The charge of $1.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Amounts in Thousands, Except Property and Per Unit Data)

million represents an estimate and is comprised of two components: (1) expected plaintiffs' attorneys fees and other costs of the settlement of approximately $1.2 million, payable upon court approval of the settlement, and (2) an estimate of $0.6 million for the amount of contested fees we expect to be substantiated by eligible class members who elect to make a claim, payable if and when proven according to procedures included in the settlement.  The proposed settlement caps contested fees at $3.0 million, with no minimum and requires that $0.35 million be initially placed into an escrow account controlled by us to pre-fund the payment of expected claims.  There can be no assurance that the settlement of the class action lawsuit will be finalized as currently proposed or that actual contested fees will not ultimately exceed our current estimate.

        On June 10, 2005, a purported class action complaint was filed in the Circuit Court for Baltimore City in the State of Maryland by a plaintiff who is an alleged shareholder of Gables Residential Trust.  This complaint names as defendants the Trust, each member of the Trust's Board of Trustees and Clarion and principally alleges that the merger and the acts of the trustees constitute a breach of the Trust's and the Board of Trustees' duties to the Trust's shareholders.  The plaintiff in the lawsuit seeks, among other things (1) a declaration that the merger agreement was entered into in a breach of the defendants' duties and is therefore unenforceable and unlawful, (2) to enjoin the merger unless and until we adopt and implement a process to obtain the highest possible price for our company, (3) to rescind the merger agreement to the extent already implemented, (4) an order directing the defendants to exercise their duties to obtain a transaction which is in the best interests of the shareholders until the process for the sale or auction of our company is completed, (5) unspecified compensatory damages and (6) attorneys' and experts' fees.  On June 20, 2005, a purported second class action complaint was filed in the Circuit Court of Baltimore City in the State of Maryland.  This complaint names as defendants the Trust, each member of the Trust's Board of Trustees and Clarion and alleges the same or substantially similar causes of action and seeks the same or substantially similar relief as the first complaint.  We intend to vigorously defend these lawsuits.  While no assurances can be given, we do not believe that these lawsuits, if adversely determined, will have a material adverse effect on our financial condition or results of operations.  Legal defense costs are being expensed as incurred.

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

        We account for our joint venture arrangements using the equity method. Total indebtedness of our unconsolidated joint ventures is $236.2 million at June 30, 2005. None of this indebtedness is recourse to us.   See Note 6 to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2004 for further information regarding our unconsolidated joint ventures.

10.  UNUSUAL ITEMS

        During the first quarter of 2005, we recorded a net reduction to expenses of $3.3 million in connection with (1) $5.1 million of net proceeds pertaining to our settlement of insurance claims associated with previous water-infiltration issues at our Gables State Thomas Ravello community in Dallas, offset by (2) $1.8 million of estimated costs associated with a preliminary agreement to settle the class action lawsuit in Florida in which we have been named a party (Note 9).

        During the second quarter of 2005, we recorded expenses of $2.8 million incurred in connection with our merger transaction that is currently anticipated to close by the end of the third quarter of 2005 (Note 1).

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

 Agreement and Plan of Merger

        On June 7, 2005, the Trust and the Operating Partnership entered into an agreement and plan of merger pursuant to which a newly formed affiliate of ING Clarion Partners, LLC, an indirect wholly owned subsidiary of ING Groep, N.V. will acquire the Trust and its subsidiaries through the mergers of Gables Residential Trust and Gables Realty Limited Partnership with merger subsidiaries of the ING Groep, N.V.   Pursuant to the terms of the agreement and plan of merger, each issued and outstanding common share of beneficial interest of the Trust will be converted into the right to receive $43.50 in cash, without interest.  In addition, holders of common shares will receive additional merger consideration that represents a pro-rata portion of the monthly dividend allocable to the month in which the mergers are closed and will be based on the number of days having elapsed in such monthly period (the "pro-rata dividend").  Each existing common unit of limited partnership in the Operating Partnership (other than common units held by the Trust) will be converted into and cancelled in exchange for the right to receive (1) $43.50 in cash, without interest, plus a distribution equal to the pro-rata dividend or (2) if the holder so elects, a Class A Common Unit of limited partnership interest in the surviving partnership plus a per unit distribution equal to the pro-rata dividend, provided that the issuance of Class A Common Units would be exempt from registration under the Securities Act and applicable state securities laws.  Holders of not more than $75 million of existing common units in the Operating Partnership in the aggregate may elect to receive Class A common units (any excess will be subject to pro-rata reduction among all holders electing to receive Class A common units).

        The merger has been unanimously approved by our Board of Directors and is subject to approval by the Trust's common shareholders and other customary closing conditions.  It is currently anticipated that the merger will be closed by the end of the third quarter of 2005.

        Pending completion of the merger, we have agreed to carry on our business in the usual, regular and ordinary course consistent with past practice.  Under the merger agreement, we have agreed to various covenants regarding the conduct of our business and other general matters.  These covenants include, among other things, limitations on our ability to purchase, acquire, sell, encumber, transfer or dispose of our assets, enter into or amend any material contract and, subject to a list of enumerated exceptions in the merger agreement, incur or repay indebtedness, issue or repurchase equity, make capital contributions to joint ventures or encumber any material assets.

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

Common Equity Repurchase Program

       Our general partner and the Trust's board of trustees implemented a common equity repurchase program pursuant to which we are authorized to purchase up to $200 million of outstanding common shares or units. We view the repurchase of common equity with consideration of other investment alternatives when capital is available to be deployed. The Trust has repurchased shares from time to time in open market and privately negotiated transactions, depending on market prices and other prevailing conditions, using proceeds from sales of selected assets.  Whenever the Trust repurchases common shares from shareholders, we are required to redeem from the Trust an equivalent number of common units on the same terms and for the same aggregate price.  After redemption, the common units redeemed by us are no longer deemed outstanding.  Common units have also been repurchased for cash from time to time upon their presentation for redemption by unitholders.  During the first quarter of 2005, we repurchased 254 common units for cash upon presentation for redemption by unitholders and redeemed 311 common units from the Trust for a total of $19.7 million. There were no such repurchases or redemptions during 2004.  As of June 30, 2005, we had repurchased 554 common units and redeemed 4,817 common units from the Trust for a total of $135.7 million, including $0.2 million in related commissions.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

Shelf Registration Statement

       We have an effective shelf registration statement on file with the Securities and Exchange Commission under which the Trust has $500 million of equity capacity and we have $500 million of debt capacity.  We believe it is prudent to maintain shelf registration capacity in order to facilitate future capital raising activities.  As of June 30, 2005, we had issued $150 million of senior unsecured notes and there have been no issuances of equity securities under this shelf registration statement.

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

        The net proceeds from these sales, after closing costs and the buyers' assumption of $67.1 million of debt, were $58.3 million and were used to pay down outstanding borrowings under our unsecured credit facilities and to repurchase common shares and units under our common equity repurchase program.  The aggregate gain from the sale of these six communities, exclusive of the $0.2 million in associated debt extinguishment costs, was $34.7 million and was recognized in the first quarter of 2005.

On April 28, 2005, we sold an apartment community located in Tampa comprising 166 apartment homes to a condominium converter for $41.2 million.  The net sale proceeds of $40.5 million were used to repay outstanding borrowings under our unsecured credit facilities. The gain from the sale of this community was $18.7 million and was recognized in the second quarter of 2005.  This community was not classified as an asset held for sale at March 31, 2005 in accordance with SFAS No. 144 as the related criteria were not met as of such date.

        During 2004, we sold five apartment communities located in South Florida comprising 1,608 apartment homes, two apartment communities located in Tennessee comprising 548 apartment homes, one apartment community located in Atlanta comprising 603 apartment homes and one apartment community located in Orlando comprising 231 apartment homes for $217.6 million. Seven of the sold communities were encumbered by tax-exempt bonds totaling $106.2 million. A total of $95.7 million of these tax-exempt bonds were enhanced by $96.2 million of letters of credit that were cancelled in connection with the closing of the related sales. The buyers of four of the communities assumed $67.7 million of variable-rate tax-exempt bonds encumbering such communities in connection with the sale transactions. The net proceeds from these sales, after closing costs and the buyers' assumption of such debt, were $146.1 million and were used to repay $38.5 million of bond indebtedness and to pay down outstanding borrowings under our unsecured credit facilities. We were relieved of a $1.9 million note payable obligation in connection with the sale of the Orlando apartment community. In connection with the sale transactions, we incurred approximately $1.6 million of debt extinguishment costs, including $0.4 million of credit enhancement prepayment costs, $0.6 million of defeasance costs and $0.6 million relating to the write-off of unamortized deferred financing costs.  The aggregate gain from the sale of these nine communities, exclusive of the debt extinguishment costs, was $71.2 million.  The sale of the community in Orlando closed during the first quarter of 2004, resulting in a $2.4 million gain, which was recognized in the first quarter of 2004.  The net proceeds from this sale were $27.0 million.  The sale of the community in Atlanta closed during the second quarter of 2004, resulting in a $14.2 million gain, exclusive of debt extinguishment costs, which was recognized in the second quarter of 2004.  The net proceeds from this sale were $25.6 million.  The remaining sales closed during the balance of 2004.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

Community and Land Dispositions Not Subject to Discontinued Operations Reporting

        During 2004, we acquired and sold a parcel of land in Arlington, Virginia, sold a parcel of land in San Antonio and sold a parcel of land in Tennessee. The net proceeds from these land sales were $29.1 million and were used to pay down outstanding borrowings under our unsecured credit facilities. The gain from the land sales was $12.0 million, net of an applicable income tax provision of $0.9 million.  The sale of the parcel of land in San Antonio closed during the first quarter of 2004.  The net proceeds from this sale were $1.7 million and resulted in no gain or loss.  The remaining transactions closed in the second half of 2004.

        During 2004, we sold our 20% ownership interest in an apartment community located in Houston comprising 186 apartment homes to our partner in the Gables Residential Apartment Portfolio JV Two (the "GRAP JV Two") and sold our 8.3% ownership interest in the CMS Tennessee Multifamily JV, which owns three apartment communities located in Tennessee comprising 1,118 apartment homes. In addition, during 2004, the GRAP JV Two sold an apartment community located in Tampa comprising 76 apartment homes to a condominium converter upon completion of construction. Our share of the net sales proceeds from these transactions was $3.7 million, resulting in a gain of $0.7 million related to the sales of the apartment communities and $1.7 million related to the sale of our joint venture interest.  The sale of our 20% interest in the apartment community in Houston closed during the first quarter of 2004.  The net proceeds from this sale were $1.6 million, resulting in a gain of $0.4 million which was recognized in the first quarter of 2004.   The remaining transactions closed in the second half of 2004.

        During the second quarter of 2004, we contributed two apartment communities located in South Florida comprising 411 apartment homes to a joint venture with New York State Teachers' Retirement System ("NYSTRS") in which we have a 50% interest. Also, during the third quarter of 2004, we admitted NYSTRS as a 49% member in a wholly-owned subsidiary that owns an apartment community located in Washington, D.C. comprising 211 apartment homes. These transactions did not meet the criteria for gain recognition. See "NYSTRS Joint Venture Arrangements" below for further discussion.

        During the fourth quarter of 2004, we exchanged our 20% ownership interest in two apartment communities located in Tampa comprising 617 apartment homes owned by the GRAP JV Two with our joint venture partner in return for an increase in our ownership interest from 20% to 60% in the remaining two apartment communities located in Atlanta comprising 709 apartment homes owned by the Gables Residential Apartment Portfolio JV (the "GRAP JV") and the GRAP JV Two. In connection with these transactions we also paid $5.7 million in cash to our joint venture partner. These transactions did not meet the criteria for gain recognition.

       Historical operating results and gains are included in continuing operations in the accompanying consolidated statements of operations.

Community Acquisitions

       During the first quarter of 2005, we acquired an apartment community located in Atlanta and an apartment community located in South Florida comprising an aggregate 715 apartment homes for approximately $91.9 million in cash.

        During the second quarter of 2005, we acquired seven apartment communities located in Atlanta, Dallas and Houston comprising an aggregate 945 apartment homes for approximately $80.0 million in cash.

        During the second quarter of 2004, we acquired an apartment community located in Dallas and an apartment community located in Atlanta comprising an aggregate 302 apartment homes for approximately $34.9 million in cash.

        During the third quarter of 2004, we acquired one apartment community located in Atlanta and two apartment communities located in Dallas comprising an aggregate 433 apartment homes for approximately $66.4 million in cash.

        The cash portion of the consideration for each denoted acquisition was funded with advances under our unsecured credit facilities.

Other Acquisitions

        In May 2004, we acquired Income Growth Property Management, Inc. ("IGPM"), a property management company based in San Diego, CA that managed 2,141 apartment homes in 17 multifamily apartment communities located in the San Diego and Inland Empire areas at the time of acquisition. The estimated purchase price of approximately $2.0 million, inclusive of related commissions, is structured to be paid in three installments based on retention of the management contracts in place upon acquisition. The purchase price may increase if certain additional management contracts are obtained. As of June 30, 2005, we had funded $1.7 million of the $2.0 million estimated purchase price. The third and final installment is expected to be paid in the second quarter of 2006.

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

        We serve as the managing member of each of the ventures and have responsibility for all day-to-day operating matters, and we serve as property manager for each of the communities owned by the ventures. In connection with these transactions, we have discussed making future investments with NYSTRS through the formation of additional joint ventures whereby the ventures, on a collective basis, intend to own, operate, acquire and develop up to $800 million of multifamily apartment communities located primarily in the San Diego, Inland Empire and Washington, D.C. markets. We have granted NYSTRS a three-year right-of-first-opportunity for investment opportunities in San Diego and Washington, D.C. that exceed $50 million and those that exceed $35 million in the Inland Empire. As of June 30, 2005, approximately $310 million of the $800 million target has been invested.

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

       Ancillary services: We provide development and construction, corporate rental housing and brokerage services to third parties and unconsolidated joint ventures. Development and construction services are typically provided under "cost plus a fee" contracts.  Because our clients are obligated to fund the costs that are incurred on their behalf pursuant to the related contract, we net the reimbursement of these costs against the billings for such costs.  Development and construction fees are recognized when earned using the percentage of completion method.  During the three months ended June 30, 2005 and 2004, we recognized $(0.1) million and $0.5 million, respectively, in development and construction fees under related contracts with gross billings of $7.0 million and $10.1 million, respectively.  During the six months ended June 30, 2005 and 2004, we recognized $0.1 million and $0.9 million, respectively, in development and  construction fees under related contracts with gross billings of $12.3 million and $18.9 million, respectively.  We recorded a reduction to revenue of $0.4 million in the second quarter of 2005 for cost overruns that were not recovered through a change order.  Corporate rental housing revenues and brokerage commissions are recognized when earned.

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

Cost Capitalization

        As a vertically integrated real estate company, we have in-house investment professionals involved in the development, construction and acquisition of apartment communities. Direct internal costs associated with development and construction activities for wholly-owned assets are included in the capitalized development cost of such assets and depreciated accordingly.  During the six months ended June 30, 2005 and 2004, we capitalized $5.4 million and $4.8 million, respectively, of direct internal costs incurred for such activities. Direct internal costs associated with development and construction activities for third parties and unconsolidated joint ventures are reflected in ancillary services expense as the related services are being rendered. Direct internal costs associated with the acquisition of operating apartment communities are reflected in general and administrative expense in the period such costs are incurred.

        Our real estate development pursuits are subject to obtaining permits and other governmental approvals, as well as our ongoing business review of the underlying real estate fundamentals and the impact on our capital structure. We do not always move forward with development of our real estate pursuits, and therefore, we evaluate the viability of real estate pursuits and the recoverability of capitalized pursuit costs. Based on this review, we expense any costs that are deemed unrealizable at that time to general and administrative expense.  During the six months ended June 30, 2005 and 2004, we expensed $0.3 million and $0.2 million, respectively, of abandoned real estate pursuit costs. At June 30, 2005, we had approximately $4.4 million of capitalized real estate development pursuit costs reflected in other assets.

        During the development and construction of a new apartment community, we capitalize related interest costs, as well as other carrying costs such as property taxes and insurance. We begin to expense these items as the related construction of the community becomes substantially complete and the residential apartment homes become available for initial occupancy. Accordingly, we gradually reduce the amounts we capitalize as construction is being completed. During the six months ended June 30, 2005 and 2004, we capitalized interest of $4.7 million and $4.5 million, respectively, using a weighted average interest rate of 5.8% and 5.8%, respectively. We anticipate an increase in capitalized interest for the balance of 2005 as compared to 2004 as a result of increased development and construction activity.

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

Purchase Price Allocation for Apartment Community Acquisitions

        In connection with the acquisition of an apartment community, we perform a valuation and allocation to each asset and liability acquired in such transaction, based on their estimated fair values at the date of acquisition. The valuation of assets acquired subsequent to July 1, 2001, the effective date of SFAS No. 141, "Business Combinations," includes both tangible assets and intangible assets. Tangible asset values, consisting of land, buildings and improvements, and furniture, fixtures and equipment, are reflected in real estate assets and depreciated over their estimated useful lives. Intangible asset values, consisting of at-market, in-place leases and resident relationships, are reflected in other assets and amortized over the average remaining lease term of the acquired resident relationships. The estimated average remaining lease term of the acquired resident relationships has ranged from 10 to 37 months for our acquired communities since July 1, 2001. Amounts allocated to intangible assets represented approximately 1% on average of the total purchase price of our apartment community acquisitions since July 1, 2001.

Discontinued Operations

        We adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective January 1, 2002. SFAS No. 144 requires, among other things, that the operating results of certain real estate assets which have been sold subsequent to January 1, 2002, or otherwise qualify as held for sale (as defined by SFAS No. 144), be reflected as discontinued operations in the consolidated statements of operations for all periods presented. Under SFAS No. 144, an asset is generally considered to qualify as held for sale when (1) management, having the authority to approve the action, commits to a plan to sell the asset, (2) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated and (3) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year. During the first quarter of 2005, we sold six wholly-owned operating real estate assets, five of which were classified as held for sale at December 31, 2004.  During the second quarter of 2005, we sold one wholly-owned operating real estate asset.  During 2004, we sold nine wholly-owned operating real estate assets. The operating results for these sixteen wholly-owned assets classified as held for sale or sold are reflected as discontinued operations in the accompanying statements of operations for all periods presented. Interest expense has been allocated to the results of the discontinued operations in accordance with EITF No. 87-24. We had no assets that qualified as held for sale as defined by SFAS No. 144 at June 30, 2005.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

Results of Operations

Comparison of operating results for the three months ended June 30, 2005  (the "2005 Period") to the three months ended June 30, 2004 (the "2004 Period")

       Our net income is generated primarily from the operation of our apartment communities and the disposition of assets that no longer meet our investment criteria. For purposes of evaluating comparative operating performance, we categorize our operating communities based on the period each community reaches a stabilized occupancy and expense level. A community is considered to have achieved stabilized occupancy on the earlier to occur of (1) attainment of 93% physical occupancy or (2) one year after completion of construction. The combined operating performance for all of our wholly-owned apartment communities that are included in continuing operations for the 2005 Period and the 2004 Period is summarized as follows:

	Number of 2005 Period Apt. Homes	2005 Period	2004 Period	$ Change	% Change

Rental and other property revenues:
Same-store communities (a)
Triple net master lease communities
Communities stabilized in the 2005 Period,
   but not in the 2004 Period
Communities not stabilized in the 2005 Period (b)
Sold communities (c)
   Total property revenues

	13,454 728 1,337 3,335 - 18,854	$41,182 1,864 4,721 8,508 - $56,275	$40,020 1,862 1,702 3,170 2,455 $49,209	$1,162 2 3,019 5,338 (2,455 $7,066)	2.9% 0.1% 177.4% 168.4% -100.0% 14.4%

Property operating and maintenance expenses (d):
Same-store communities (a)
Triple net master lease communities
Communities stabilized in the 2005 Period,
   but not in the 2004 Period
Communities not stabilized in the 2005 Period (b)
Sold communities (c)
   Total property operating and maintenance expenses

		$15,877 218 2,054 3,297 - $21,446	$15,140 216 626 951 964 $17,897	$ 737 2 1,428 2,346 (964 $ 3,549)	4.9% 0.9% 228.1% 246.7% -100.0% 19.8%

Property net operating income (NOI) (e):
Same-store communities (a)
Triple net master lease communities
Communities stabilized in the 2005 Period,
   but not in the 2004 Period
Communities not stabilized in the 2005 Period (b)
Sold communities (c)
   Total property net operating income (NOI)

		$25,305 1,646 2,667 5,211 - $34,829	$24,880 1,646 1,076 2,219 1,491 $31,312	$ 425 - 1,591 2,992 (1,491 $ 3,517)	1.7% 0.0% 147.9% 134.8% -100.0% 11.2%
Total property NOI as a percentage of total property revenues		61.9%	63.6%	-	-1.7%

(a)      Communities that were owned and fully stabilized throughout both the 2005 Period and the 2004 Period ("same-store").

(b)      Communities that were under development/lease-up, in renovation or not fully operational, acquired, or had not reached a stabilized operating expense level subsequent to April 1, 2005, as applicable.

(c)      Communities that were sold subsequent to April 1, 2004.  Includes the results of Gables Palma Vista, Gables Wellington and Gables Woodley Park
   which are now owned by our NYSTRS joint ventures that were formed during 2004.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

      Total property revenues increased $7,066, or 14.4%, from $49,209 to $56,275 due to an increase in the number of apartment homes resulting from the development, lease-up and acquisition of additional communities, as well as an increase in the number of available apartment homes associated with renovation activities at several of our communities.  These increases were enhanced by a 2.9% increase in same-store performance and partially offset by a decrease resulting from the three communities which are now owned by the NYSTRS joint ventures that were formed during 2004.  The change implemented in the 2005 Period to recognize revenues on a straight-line basis for our stabilized communities as previously disclosed in "Critical Accounting Policies and Recent Accounting Pronouncements" contributed approximately $335 to the increase between periods, of which approximately $184 impacted our same-store communities.

        Property operating and maintenance expenses, as reflected in our consolidated statements of operations, increased $3,549, or 19.8%, from $17,897 to $21,446 due to an increase in the number of apartment homes resulting from the development, lease-up and acquisition of additional communities, as well as an increase in the number of available apartment homes associated with renovation activities at several of our communities.  In addition, same-store expenses increased 4.9% due primarily to increases in property tax, payroll and utilities expenses.

        Additional information for the 53 same-store apartment communities presented in the preceding table is as follows:

	Number of	% of 2005	Physical Occupancy	Economic Occupancy	% Change from the 2004 Period to the 2005 Period in
Market	Apartment Homes	Period NOI	in the 2005 Period (a)	in the 2005 Period (a)	Economic Occupancy	Revenues	Expenses	NOI
Houston	3,857	23.4%	95.1%	93.8%	3.2%	1.5%	5.6%	-1.2%
So. Florida	2,398	22.8%	95.9%	94.8%	2.1%	5.2%	5.3%	5.2%
Atlanta	3,322	21.2%	93.6%	91.7%	2.8%	2.4%	0.8%	3.5%
Dallas	1,879	16.0%	95.5%	94.1%	2.2%	2.1%	7.6%	-1.1%
Austin	1,916	14.7%	91.3%	90.3%	2.5%	3.5%	5.6%	2.1%
Washington, D.C.	82	1.9%	97.0%	96.8%	0.5%	3.0%	15.9%	-1.7%
Totals	13,454	100.0%	94.5%	93.1%	2.6%	2.9%	4.9%	1.7%

(a)  Physical occupancy represents gross potential rent less physical vacancy loss as a percentage of gross potential rent.  Economic occupancy represents actual rental revenue earned divided by gross potential rent.  Thus, economic occupancy differs from physical occupancy in that it takes into account concessions, non-revenue producing apartment homes and delinquencies.

        Property management revenues increased $98, or 4.7%, from $2,078 to $2,176 due primarily to the May 2004 acquisition of IGPM and the 2004 NYSTRS joint venture transactions. Such increases have been substantially offset by a decrease in the number of apartment homes managed for third parties due primarily to increased sales activity resulting from attractive apartment valuations. The average number of apartment homes managed for third parties and unconsolidated joint ventures declined slightly from an average of approximately 25,900 in the 2004 Period to an average of 23,600 in the 2005 Period.

        Ancillary services revenues decreased $520, or 38.9%, from $1,337 to $817 due primarily to a decrease of $582 in development and construction fee revenue resulting from a reduction in revenue of $406 in the 2005 Period for cost overruns that were not recovered through a change order and a volume decline in services rendered.  Such decrease was offset in part by an increase of $73 in corporate housing revenue.

        Interest income increased $91, or 284.4%, from $32 to $123 due to an increase in interest-bearing deposits and an increase in interest rates.

        Other revenues decreased $366, or 80.8%, from $453 to $87 due primarily to income earned during the 2004 Period related to certain non-routine items.

        Real estate asset depreciation and amortization increased $1,493, or 13.1%, from $11,412 to $12,905 due primarily to the impact of the development and acquisition of additional communities and capital improvements made to existing operating communities.

        Property management expense for communities owned by us and third parties increased $52, or 1.3%, from $4,113 to $4,165 due primarily to the May 2004 acquisition of IGPM, offset in part by cost savings achieved between periods. The average number of apartment homes under management declined between periods from an average of approximately 46,600 in the 2004 Period to an average of 41,200 in the 2005 Period resulting primarily from our 2004 and 2005 sales activity.

        Ancillary services expense decreased $165 or 16.3%, from $1,010 to $845 due primarily to a decrease in development and construction expenses of $173 due to volume declines in services rendered.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

        Interest expense and credit enhancement fees increased $2,743, or 28.9%, from $9,485 to $12,228 due to an increase in outstanding indebtedness and an increase in interest rates for variable-rate borrowings.  The increase in operating debt associated with the development and acquisition of additional communities and repurchases under our common equity repurchase program was offset in part by a decrease in outstanding indebtedness associated with 2004 and 2005 sale activities.

        Amortization of deferred financing costs decreased $44, or 10.3%, from $426 to $382 due primarily to certain loan costs becoming fully amortized during 2004 and 2005, offset by increased financing costs associated with the $100 million secured debt financing closed in September 2004 and the March 2005 issuance of $150 million of senior unsecured notes.

        General and administrative expense increased $174, or 6.3%, from $2,751 to $2,925 due primarily to increases in internal acquisition costs associated with the acquisition of operating apartment communities in the 2005 Period.

        Unusual items of $2,828 in the 2005 Period represent expenses incurred in connection with our merger transaction that is currently anticipated to close by the end of the third quarter of 2005.  See Note 1 to the accompanying consolidated financial statements for further discussion.

        Corporate asset depreciation and amortization increased $239, or 33.5%, from $714 to $953 due primarily to an increase in amortization resulting from the management contracts acquired in connection with the May 2004 acquisition of IGPM.

        Equity in income of joint ventures increased $416, or 693.3%, from $60 to $476 due primarily to increased joint venture investments in the 2005 Period.

        Our share of the operating results for the apartment communities owned by the unconsolidated joint ventures in which we have an interest during the 2005 Period and the 2004 Period is as follows:

	2005 Period	2004 Period
Our share of joint venture results:
Rental and other property revenues	$5,193	$1,603
Property operating and maintenance expense (exclusive of items shown separately below)	(1,939)	(641)
Property net operating income (NOI)	3,254	962
Interest expense and credit enhancement fees	(1,441)	(372)
Amortization of deferred costs	(42)	(20)
Other	(24)	(15)
Funds from operations (FFO)	1,747	555
Gain on sale of previously depreciated operating real estate assets	-	-
Real estate asset depreciation and amortization	(1,271)	(495)
Equity in income of joint ventures	$476	$60

Number of operating communities	9	12
Number of apartment homes in operating communities	2,960	3,732

        Income from discontinued operations increased $4,377, or 30.5%, from $14,335 to $18,712 due primarily to the $18,714 gain on sale of discontinued operations recognized in the 2005 Period, partially offset by the $14,198 gain on sale of discontinued operations recognized in the 2004 Period.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

Comparison of operating results for the six months ended June 30, 2005 (the "2005 Period") to the six months ended June 30, 2004 (the "2004 Period")

	Number of 2005 Period Apt. Homes	2005 Period	2004 Period	$ Change	% Change

Rental and other property revenues:
Same-store communities (a)
Triple net master lease communities
Communities stabilized in the 2005 Period,
   but not in the 2004 Period
Communities not stabilized in the 2005 Period (b)
Sold communities (c)
   Total property revenues

	13,454 728 1,337 3,335 - 18,854	$82,080 3,728 9,321 13,814 - $108,943	$80,216 3,724 2,820 5,413 5,157 $97,330	$ 1,864 4 6,501 8,401 (5,157) $11,613	2.3% 0.1% 230.5% 155.2% -100.0% 11.9%

Property operating and maintenance expenses (d):
Same-store communities (a)
Triple net master lease communities
Communities stabilized in the 2005 Period,
   but not in the 2004 Period
Communities not stabilized in the 2005 Period (b)
Sold communities (c)
   Total property operating and maintenance expenses

		$31,451 435 4,047 5,368 - $41,301	$30,295 431 1,092 1,796 2,007 $35,621	$ 1,156 4 2,955 3,572 (2,007) $ 5,680	3.8% 0.9% 270.6% 198.9% -100.0% 15.9%

Property net operating income (NOI) (e):
Same-store communities (a)
Triple net master lease communities
Communities stabilized in the 2005 Period,
   but not in the 2004 Period
Communities not stabilized in the 2005 Period (b)
Sold communities (c)
   Total property net operating income (NOI)

		$50,629 3,293 5,274 8,446 - $67,642	$49,921 3,293 1,728 3,617 3,150 $61,709	$708 - 3,546 4,829 (3,150) $5,933	1.4% 0.0% 205.2% 133.5% -100.0% 9.6%
Total property NOI as a percentage of total property revenues		62.1%	63.4%	-	-1.3%

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

        Total property revenues increased $11,613, or 11.9%, from $97,330 to $108,943 due to an increase in the number of apartment homes resulting from the development, lease-up and acquisition of additional communities, as well as an increase in the number of available apartment homes associated with renovation activities at several of our communities.  These increases were enhanced by a 2.3% increase in same-store performance and partially offset by a decrease resulting from the three communities which are now owned by the NYSTRS joint ventures that were formed during 2004.  The change implemented in the 2005 Period to recognize revenues on a straight-line basis for our stabilized communities as previously disclosed in "Critical Accounting Policies and Recent Accounting Pronouncements" contributed approximately $585 to the increase between periods, of which approximately $384 impacted our same-store communities.

        Property operating and maintenance expenses, as reflected in our consolidated statements of operations, increased $5,680, or 15.9%, from $35,621 to $41,301 due to an increase in the number of apartment homes resulting from the development, lease-up and acquisition of additional communities, as well as an increase in the number of available apartment homes associated with renovation activities at several of our communities.  In addition, same-store expenses increased 3.8% due primarily to increases in property tax, payroll and utilities expenses.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

         Additional information for the 53 same-store apartment communities presented in the preceding table is as follows:

	Number of	% of 2005	Physical Occupancy	Economic Occupancy	% Change from the 2004 Period to the 2005 Period in
Market	Apartment Homes	Period NOI	in the 2005 Period (a)	in the 2005 Period (a)	Economic Occupancy	Revenues	Expenses	NOI
Houston	3,857	23.1%	95.1%	93.9%	2.5%	0.2%	3.8%	-2.1%
So. Florida	2,398	22.9%	96.3%	95.2%	2.6%	5.9%	4.9%	6.4%
Atlanta	3,322	21.4%	93.7%	92.0%	2.2%	1.9%	2.3%	1.5%
Dallas	1,879	15.6%	94.6%	93.3%	1.6%	1.3%	8.1%	-2.8%
Austin	1,916	15.1%	93.3%	92.2%	2.3%	2.6%	0.1%	4.2%
Washington, D.C.	82	1.9%	96.5%	96.2%	1.1%	2.8%	6.4%	1.3%
Totals	13,454	100.0%	94.7%	93.5%	2.3%	2.3%	3.8%	1.4%

(a)  Physical occupancy represents gross potential rent less physical vacancy loss as a percentage of gross potential rent.  Economic occupancy represents actual rental revenue earned divided by gross potential rent.  Thus, economic occupancy differs from physical occupancy in that it takes into account concessions, non-revenue producing apartment homes and delinquencies.

        Property management revenues increased $178, or 4.2%, from $4,232 to $4,410 due primarily to the May 2004 acquisition of IGPM and the 2004 NYSTRS joint venture transactions. Such increases have been substantially offset by a decrease in the number of apartment homes managed for third parties due primarily to increased sales activity resulting from attractive apartment valuations. The average number of apartment homes managed for third parties and unconsolidated joint ventures declined slightly from an average of approximately 25,800 in the 2004 Period to an average of 24,200 in the 2005 Period.

        Ancillary services revenues decreased $655, or 25.7%, from $2,551 to $1,896 due primarily to a decrease of (1) $838 in development and construction fee revenue resulting from a reduction in revenue of $406 in the 2005 Period for cost overruns that were not recovered through a change order and a volume decline in services rendered and (2) $71 in third-party brokerage services revenue.  Such decreases were offset in part by an increase of $254 in corporate housing revenue.

        Interest income increased $170, or 425.0%, from $40 to $210 due to an increase in interest-bearing deposits and an increase in interest rates.

        Other revenues decreased $474, or 55.2%, from $859 to $385 due primarily to income earned during the 2004 Period related to certain non-routine items.

        Real estate asset depreciation and amortization increased $1,996, or 8.6%, from $23,165 to $25,161 due primarily to the impact of the development and acquisition of additional communities and capital improvements made to existing operating communities.

        Property management expense for communities owned by us and third parties increased $342, or 4.1%, from $8,399 to $8,741 due primarily to the May 2004 acquisition of IGPM, offset in part by cost savings achieved between periods. The average number of apartment homes under management declined between periods from an average of approximately 46,700 in the 2004 Period to an average of 41,600 in the 2005 Period resulting primarily from our 2004 and 2005 sales activity.

        Ancillary services expense decreased $364, or 17.6%, from $2,074 to $1,710 due primarily to a decrease in development and construction expenses of $299 and a decrease in brokerage services expenses of $87 due to volume declines in services rendered.

        Interest expense and credit enhancement fees increased $4,798, or 25.5%, from $18,827 to $23,625 due to an increase in outstanding indebtedness and an increase in interest rates for variable-rate borrowings.  The increase in operating debt associated with the development and acquisition of additional communities and repurchases under our common equity repurchase program was offset in part by a decrease in outstanding indebtedness associated with 2004 and 2005 sale activities.

        Amortization of deferred financing costs increased $34, or 4.0%, from $840 to $874 due primarily to increased financing costs associated with the $100 million secured debt financing closed in September 2004 and the March 2005 issuance of $150 million of senior unsecured notes.  These increases were partially offset by certain loan costs becoming fully amortized during 2004 and 2005.

       General and administrative expense increased $350, or 6.1%, from $5,725 to $6,075 due primarily to increases in abandoned real estate pursuit costs and internal acquisition costs associated with the acquisition of operating apartment communities in the 2005 Period.  These increases were partially offset by a decrease in travel expenses related to a national meeting that was held in 2004 that was not held in 2005.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

        Unusual items representing a net reduction to expenses of $472 in the 2005 Period are comprised of (1) $5,100 of net proceeds pertaining to our settlement of insurance claims associated with previous water infiltration issues at our Gables State Thomas Ravello community in Dallas, offset by (2) $1,800 of estimated costs associated with a preliminary agreement to settle the class action lawsuit in Florida in which we have been named a party and (3) $2,828 of expenses incurred in connection with our merger transaction that is currently anticipated to close by the end of the third quarter of 2005.  See Notes 1 and 9 to the accompanying consolidated financial statements for further discussion.

        Corporate asset depreciation and amortization increased $666, or  55.0%, from $1,212 to $1,878 due primarily to an increase in amortization resulting from the management contracts acquired in connection with the May 2004 acquisition of IGPM.

        Equity in income of joint ventures increased $417, or 76.7%, from $544 to $961 due primarily to increased joint venture investments in the 2005 Period offset by a $432 gain in the 2004 Period pertaining to the sale of our 20% ownership interest in an apartment community located in Houston to our joint venture partner.

        Our share of the operating results for the apartment communities owned by the unconsolidated joint ventures in which we have an interest during the 2005 Period and the 2004 Period is as follows:

	2005 Period	2004 Period
Our share of joint venture results:
Rental and other property revenues	$10,329	$2,892
Property operating and maintenance expense (exclusive of items shown separately below)	(3,856)	(1,175)
Property net operating income (NOI)	6,473	1,717
Interest expense and credit enhancement fees	(2,854)	(655)
Amortization of deferred costs	(85)	(38)
Other	(48)	(26)
Funds from operations (FFO)	3,486	998
Gain on sale of previously depreciated operating real estate assets	-	432
Real estate asset depreciation and amortization	(2,525)	(886)
Equity in income of joint ventures	$961	$544

Number of operating communities	9	13
Number of apartment homes in operating communities	2,960	3,918

        Income from discontinued operations increased $35,665, or 198.3%, from $17,987 to $53,652 due primarily to the $53,411 gain on sale of discontinued operations recognized in the 2005 Period, partially offset by the $16,580 gain on sale of discontinued operations recognized in the 2004 Period.

Liquidity and Capital Resources

Cash Flows from Operating, Investing and Financing Activities

        Net cash provided by operating activities remained relatively consistent between periods at $45,488 for the six months ended June 30, 2004 and $43,342 for the six months ended June 30, 2005.

        Net cash used in investing activities increased from $70,237 for the six months ended June 30, 2004 to $160,174 for the six months ended June 30, 2005 due primarily to increased acquisition activity offset in part by increased sales activity between the periods.

        Net cash provided by financing activities increased from $26,597 for the six months ended June 30, 2004 to $118,587 for the six months ended June 30, 2005 due primarily to an increase in cash needed from financing activities to fund investment activities given the increased investment activity previously noted.

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

Contractual Obligations

        A summary of our contractual obligations at June 30, 2005 is as follows:

	Payments Due by Year
	2005	2006	2007	2008	2009	2010 & Thereafter	Total

Regularly scheduled principal amortization payments	$ 678	$ 1,244	$ 1,341	$ 932	$ 829	$ 730	$5,754
Balloon principal payments due at maturity (a)	16,860	223,694	206,398	280,314	191,242	175,952	1,094,460
Total notes payable	17,538	224,938	207,739	281,246	192,071	176,682	1,100,214

Operating leases (b)	1,659	3,782	3,583	3,234	2,574	105,874	120,706

Deferred purchase price of IGPM (c)	-	327	-	-	-	-	327

Series Z Preferred Units subject to mandatory redemption (d)	-	-	-	2,250	-	4,500	6,750

Total	$19,197	$229,047	$211,322	$286,730	$194,645	$287,056	$1,227,997

(a)      Outstanding indebtedness for each tax-exempt bond issue is reflected in the preceding table using the earlier of the related bond maturity date or the bond enhancement facility maturity date, as applicable.

(b)    Includes four ground leases relating to apartment communities owned and under development or operated by us.

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

        In addition to these contractual obligations, we currently have ten communities under development that are expected to comprise 2,215 apartment homes upon completion.  The estimated costs to complete the development of these assets total $167 million at June 30, 2005.  These costs are expected to be initially funded by $15 million in construction loan proceeds and $152 million in borrowings under our credit facilities described below.

        At June 30, 2005, we owned or leased five parcels of land on which we intend to develop five communities that we currently expect will comprise 1,190 apartment homes.  We also had rights to acquire additional parcels of land, either through options or long-term conditional contracts, on which we believe we could develop five communities that we currently expect would comprise an estimated 1,115 apartment homes.  Total preliminary budgeted costs for the development of the 2,305 apartment homes are currently estimated to be approximately $400 million.  Any future development is subject to obtaining permits and other governmental approvals, as well as our ongoing business review, and may not be undertaken or completed.

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

      At June 30, 2005, we had outstanding under the facility (1) $162.0 million in competitive bid option borrowings, (2) $50.0 million in syndicated borrowings, (3) $35.0 million in swingline borrowings and (4) $0.5 million in letters of credit.  Thus, we had $152.5 million of remaining availability under the facility at June 30, 2005.

$25 Million Credit Facility

        We have a $25 million unsecured revolving credit facility with a bank that has an initial maturity date of June 30, 2008.  Borrowings under this facility bear interest at LIBOR plus the same scheduled spread for syndicated borrowings as the $400 million credit facility.  At June 30, 2005, we had $12.6 million in borrowings outstanding under this facility and therefore had $12.4 million of remaining capacity.

Secured Construction Loans

        At June 30, 2005, we have committed fundings under four construction-related financing vehicles totaling $35.1 million from a bank relating to two wholly-owned development communities that have a maturity date of September 2006.  At June 30, 2005, we had drawn $20.5 million under these variable-rate financing vehicles and therefore have $14.6 million of remaining capacity. During the first quarter of 2005, we repaid two construction-related financing vehicles secured by one wholly-owned community that had outstanding balances upon repayment totaling $17.7 million with an advance under our unsecured credit facilities.

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

        Our credit facilities, construction loans and indentures are cross-defaulted and also contain cross default provisions with other of our material indebtedness.  We were in compliance with covenants and other restrictions included in our debt agreements as of June 30, 2005.  The indentures and the $400 million credit facility agreement containing the financial covenants discussed above, as well as the other material terms of our indebtedness, including definitions of the many terms used in and the calculations required by financial covenants, have been filed with the Securities and Exchange Commission as exhibits to our periodic or other reports.

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

        We account for our joint venture arrangements using the equity method.  Total indebtedness of our unconsolidated joint ventures is $236.2 million at June 30, 2005.  None of this indebtedness is recourse to us.  See Note 6 to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2004 for further information regarding our unconsolidated joint ventures.

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

  our proposed merger with merger subsidiaries of ING Groep, N.V. announced on June 7, 2005 and anticipated to close by the end of the third quarter of 2005, including the satisfaction of the closing conditions to such merger and any actual or potential litigation challenging the proposed merger;

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

the delay in or failure to close the merger of Gables Residential Trust and Gables Realty Limited Partnership with the merger subsidiaries of ING Groep, N.V.;
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
32

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

Development and Lease-up Communities at June 30, 2005:

					Percent at June 30, 2005			Actual or Estimated Quarter of
Market	Community	No. of Apt. Homes	Total Budgeted Cost	Cost to Complete	Complete	Leased	Occupied	Constr- uction Start	Initial Occu- pancy	Constr- uction End	Stab- ilized Occupancy
			(millions)	(millions)							(a)
Wholly-Owned Development/Lease-up Communities:
Atlanta, GA	Gables Rock Springs III (b)	193	$ 19	$ 3	86%	78%	64%	1 Q 2004	1 Q 2005	4 Q 2005	4 Q 2005
Houston, TX	Gables Upper Kirby (c)	144	21	6	64%	--	--	2 Q 2004	3 Q 2005	2 Q 2006	3 Q 2006
Houston, TX	Gables Kipling	27	6	4	6%	--	--	1 Q 2005	2 Q 2006	2 Q 2006	4 Q 2006
Washington, D.C.	Gables Rothbury	203	26	10	58%	--	--	3 Q 2004	3 Q 2005	1 Q 2006	3 Q 2006
Dallas, TX	Gables Uptown Place (c)	311	45	16	61%	--	--	2 Q 2004	4 Q 2005	3 Q 2006	4 Q 2006
Dallas, TX	Gables West Village	75	9	4	19%	--	--	1 Q 2005	2 Q 2006	3 Q 2006	4 Q 2006
Dallas, TX	Gables City Place Block 7c	103	13	10	8%	--	--	1 Q 2005	2 Q 2006	3 Q 2006	4 Q 2006
South FL	Gables Montecito	450	60	29	45%	--	--	2 Q 2004	4 Q 2005	1 Q 2007	2 Q 2007
South FL	Gables Marbella	261	62	45	3%	--	--	1 Q 2005	2 Q 2006	2 Q 2007	3 Q 2007
Atlanta, GA	Gables Metropolitan III	448	62	40	15%	--	--	1 Q 2005	2 Q 2006	2 Q 2007	4 Q 2007
	Wholly-Owned Totals	2,215	$ 323	$ 167
Wholly-Owned Completed Communities in Lease-up:
Austin, TX	Gables Grandview	458	$ 56	$ -	100%	82%	79%	1 Q 2003	4 Q 2003	4 Q 2004	4 Q 2005
	Grand Total	2,673

(a) Stabilized occupancy is defined as the earlier to occur of (i) 93% occupancy or (ii) one year after completion of construction.

(b) This community represents the reconstruction of 56 apartment homes previously owned and operated by us into 193 apartment homes.

(c) These communities are secured by construction loans with an aggregate committed capacity of $35.1 million, of which $20.5 million was outstanding at June 30, 2005.

        The projections and estimates contained in the table above are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those projected and estimated in such statements within the meaning of the federal securities laws. Risks associated with our development, construction and lease-up activities, which could impact the forward-looking statements made, include: development opportunities may be abandoned; construction costs of a community may exceed original estimates, possibly making the community uneconomical; and construction and lease-up may not be completed on schedule, resulting in increased debt service and construction costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

Stabilized Apartment Communities at June 30, 2005
June 30, 2005
		June 30, 2005	Market Rent per
Community	No. of Apt. Homes	Physical Occupancy	Home	Square Foot

Atlanta, GA
Briarcliff Gables	104	95%		$1,041	$ 0.84
Buckhead Gables	162	94%		778	1.03
Gables Cityscape	182	95%	(a)	864	1.02
Gables Druid Hills	272	93%		1,095	0.96
Gables Lenox Hills	480	95%		1,015	1.05
Gables Lindbergh	324	93%		1,109	1.09
Gables Metropolitan I (60% JV interest)	435	96%		1,204	1.07
Gables Metropolitan II (60% JV interest)	274	97%		1,256	1.13
Gables Mill	438	92%		774	0.83
Gables Montclair	183	93%		1,479	0.96
Gables Northcliff	82	96%		1,164	0.75
Gables Paces	80	98%		1,924	1.17
Gables Rock Springs I and II	365	95%		1,302	1.16
Gables Vinings	315	94%		971	0.91
Gables Walk	310	94%		985	0.83
Lindview	48	76%	(a)	761	0.72
Northmoor	176	99%		927	0.70
Roswell Gables I	384	93%		783	0.72
Roswell Gables II	284	93%		848	0.72
Spalding Gables	252	96%		847	0.86
Wildwood Gables	546	94%		866	0.76
Total/Averages	5,696	94%		$ 1,015	$0.92

Houston, TX
Gables Augusta	312	90%		$ 1,230	$ 1.40
Gables Austin Colony	237	96%		847	0.87
Gables Cityscape	252	98%		939	1.10
Gables CityWalk/Waterford Square	317	94%		923	1.14
Gables Edgewater	292	97%		878	1.00
Gables Lions Head	277	99%		731	0.87
Gables Memorial Hills	112	94%		706	0.94
Gables Metropolitan Uptown	318	98%		1,033	1.13
Gables of First Colony	324	93%		1,002	1.01
Gables Piney Point	246	97%		865	0.93
Gables Pin Oak Green	581	94%		963	0.94
Gables Pin Oak Park	474	97%		979	0.96
Gables Rivercrest I	140	98%		734	0.87
Gables Rivercrest II	140	99%		721	0.85
Gables Windmill Landing	259	93%		714	0.82
Total/Averages	4,281	96%		$ 918	$1.00

South FL
Belmar	36	97%		$ 1,511	$ 0.99
Gables Boca Place	180	95%		1,186	1.21
Gables Boynton Beach I	252	95%		1,133	0.95
Gables Boynton Beach II	296	96%		1,094	0.91
Gables Camino Real	235	92%		1,680	1.46
34

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

Stabilized Apartment Communities at June 30, 2005
June 30, 2005
		June 30, 2005	Market Rent per
Community	No. of Apt. Homes	Physical Occupancy	Home	Square Foot

South FL (continued)

Gables Floresta	311	96%		1,400	1.06
Gables Kings Colony	480	94%		984	1.08
Gables Mizner on the Green	246	97%		1,709	1.35
Gables Palma Vista (50% JV interest)	189	96%		1,665	1.15
Gables San Michele I	249	91%		1,587	1.13
Gables San Michele II	343	93%		1,577	1.14
Gables San Remo	180	96%		1,385	1.02
Gables Town Colony	172	97%		1,087	1.27
Gables Town Place	312	100%	(a)	1,007	1.21
Gables Wellington (50% JV interest)	222	96%		1,210	1.05
Totals/Averages	3,703	95%		$ 1,315	$ 1.13

Dallas, TX
Gables Carlisle on the Creek	176	82%		$ 704	$ 1.11
Gables Ellis Street	245	97%		1,556	1.30
Gables Highland Park	55	89%		3,121	1.60
Gables Katy Trail	158	99%		749	1.16
Gables Knoxbridge	334	97%		1,055	1.24
Gables Mirabella	126	98%		1,150	1.26
Gables Normandy	54	89%		1,141	0.98
Gables Parkwood	30	87%		822	1.31
Gables Pearl Street	108	94%		1,313	1.21
Gables Saltillo	79	76%		746	1.00
Gables Spring Park	188	94%		922	0.87
Gables State Thomas Townhomes	177	98%		1,877	1.25
Gables State Thomas Ravello	290	97%		1,545	1.35
Gables Turtle Creek Cityplace	232	94%		1,415	1.35
Gables Turtle Creek Dominion	150	99%		1,219	1.21
Gables Uptown Tower	196	98%		1,009	1.30
Gables Valley Ranch	319	94%		907	0.89
Totals/Averages	2,917	95%		$ 1,211	$ 1.20

Austin, TX
Gables at the Terrace	308	90%		$ 1,144	$ 1.21
Gables Barton Creek	160	88%		1,411	1.21
Gables Bluffstone	256	92%		1,002	1.02
Gables Central Park	273	88%		1,374	1.46
Gables Great Hills	276	89%		828	1.00
Gables Park Mesa	148	90%		1,170	1.07
Gables Town Lake	256	90%		1,349	1.44
Gables West Avenue	239	97%		1,458	1.70
Total/Averages	1,916	90%		$ 1,203	$ 1.27

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

Stabilized Apartment Communities at June 30, 2005
June 30, 2005
		June 30, 2005	Market Rent per
Community	No. of Apt. Homes	Physical Occupancy	Home	Square Foot
Inland Empire
Gables Solana Ridge (49% JV interest)	312	94%	$ 1,180		$ 1.27
Gables Summerset (50% JV interest)	752	92%	1,306		1.67
Gables Tuscany Ridge (49% JV interest)	220	95%	1,194		1.27
Total/Averages	1,284	93%	$ 1,256		$ 1.49

Washington, D.C.
Gables Dupont Circle	82	100%	$ 2,793		$ 2.87
Gables Woodley Park (51% JV interest)	211	98%	2,170		2.51
Total/Averages	293	99%	$ 2,344		$ 2.62

Orlando, FL
Gables Chatham Square	448	100%	$ --	(b)	$ --	(b)
The Commons at Little Lake Bryan I	280	100%	--	(b)	--	(b)
Total/Averages	728	100%	$ --		$ --

Memphis, TN
Arbors of Harbortown (25% JV interest)	345	94%	$ 916		$ 0.93
	345	94%	$ 916		$ 0.93

TOTALS	21,163	95%	$ 1,126		$ 1.10

(a)  This community is not fully operational at June 30, 2005; therefore, occupancy is based on the number of apartment homes available for lease.
(b)  This community is leased to a single user group pursuant to a triple net master lease.  Accordingly, market rent data is not reflected as it is not comparable to the rest of our portfolio.

Portfolio Indebtedness Summary at June 30, 2005
Type of Indebtedness	Balance	Interest Rate (a)	Total Rate (b)	Years to Maturity
Fixed Rate: Unsecured fixed-rate notes Secured fixed-rate notes
	$547,504 216,117	6.11% 6.23%	6.11% 6.23%	2.59 3.84
Total fixed-rate indebtedness	763,621	6.14%	6.14%	2.94
Variable Rate: Secured tax-exempt variable-rate loans Unsecured variable-rate credit facilities (c) Secured variable-rate construction loans Total variable-rate indebtedness	56,525 259,614 20,454 336,593	2.46% 3.88% 4.86% 3.70%	3.46% 3.88% 4.86% 3.87%	1.59 3.00 1.25 2.66
Total portfolio debt (c), (d)	$1,100,214	5.40%	5.45%	2.85

(a)  Interest Rate represents the weighted average interest rate incurred on our indebtedness, exclusive of deferred financing cost amortization and credit enhancement fees, as applicable.

(b)  Total Rate represents the Interest Rate (a) plus credit enhancement fees, as applicable.

(c)  Interest associated with construction activities is capitalized as a cost of development and does not impact current earnings. The qualifying construction expenditures at June 30, 2005 for purposes of interest capitalization were $198,518.  We have an option to extend the maturity date of these facilities from June 30, 2008 to June 30, 2009.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amounts in Thousands, Except Property and Per Unit Data)

        A reconciliation of FFO available to common unitholders from net income available to common unitholders (the most directly comparable GAAP measure to FFO available to common unitholders) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Reconciliation of net income available to common unitholders to FFO available to common unitholders - basic and diluted:
Net income available to common unitholders	$17,796	$17,503	$63,015	$23,293

Real estate asset depreciation and amortization:
Wholly-owned real estate assets - continuing operations	12,905	11,412	25,161	23,165
Wholly-owned real estate assets - discontinued operations	67	2,268	370	4,739
Joint venture real estate assets	1,271	495	2,525	886
Total	14,243	14,175	28,056	28,790

Gain on sale of operating real estate assets:
Wholly-owned real estate assets - discontinued operations	(18,714)	(14,198)	(53,411)	(16,580)
Joint venture real estate assets	-	-	-	(432)
Total	(18,714)	(14,198)	(53,411)	(17,012)

FFO available to common unitholders - basic and diluted	$13,325	$17,480	$37,660	$35,071

Debt extinguishment costs associated with the sale of real estate assets	-	986	156	986

FFO available to common unitholders, after a supplemental adjustment to exclude debt extinguishment costs associated with the sale of real estate assets - basic and diluted	$13,325	$18,466	$37,816	$36,057

Average common units outstanding - basic	33,007	33,461	33,191	33,369
Incremental units from assumed conversions of:
Stock options	100	73	91	104
Other	21	14	20	14
Average common units outstanding - diluted	33,128	33,548	33,302	33,487
38

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Our capital structure includes the use of fixed-rate and variable rate indebtedness. As such, we are exposed to the impact of changes in interest rates. We periodically seek input from third-party consultants regarding market interest rate and credit risk in order to evaluate our interest rate exposure. In some situations, we may utilize derivative financial instruments in the form of rate caps, rate swaps or rate locks to hedge interest rate exposure by modifying the interest rate characteristics of related balance sheet instruments and prospective financing transactions. We do not utilize such instruments for trading or speculative purposes.  We did not have any derivative instruments in place at June 30, 2005 or December 31, 2004.

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

ITEM 4.  CONTROLS AND PROCEDURES

       We carried out an evaluation under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of June 30, 2005 of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

       There was no change in internal control over financial reporting that occurred in the second quarter of 2005 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

Part II - Other Information

Item	1:	Legal Proceedings

We have been named as a party in a class action lawsuit filed in the Florida State Circuit Court alleging that fees charged when residents terminate their leases prior to the end of term or terminate without sufficient notice are not in compliance with state law. We have appealed the Court's December 2004 Order certifying the class.   In the first quarter of 2005, we recorded $1.8 million of expected costs associated with a preliminary agreement to settle the class action lawsuit.  The preliminary agreement to settle the class action lawsuit is subject to court approval once finalized between the parties and published to the class.  The charge of $1.8 million represents an estimate and is comprised of two components: (1) expected plaintiffs' attorneys fees and other costs of the settlement of approximately $1.2 million, payable upon court approval of the settlement, and (2) an estimate of $0.6 million for the amount of contested fees we expect to be substantiated by eligible class members who elect to make a claim, payable if and when proven according to procedures included in the settlement.  The proposed settlement caps contested fees at $3.0 million, with no minimum and requires that $0.35 million be initially placed into an escrow account controlled by us to pre-fund the payment of expected claims.  There can be no assurance that the settlement of the class action lawsuit will be finalized as currently proposed or that actual contested fees will not ultimately exceed our current estimate.

On June 10, 2005, a purported class action complaint was filed in the Circuit Court for Baltimore City in the State of Maryland by a plaintiff who is an alleged shareholder of Gables Residential Trust.  This complaint names as defendants the Trust, each member of the Trust's Board of Trustees and Clarion and principally alleges that the merger and the acts of the trustees constitute a breach of the Trust's and the Board of Trustees' duties to the Trust's shareholders.  The plaintiff in the lawsuit seeks, among other things (1) a declaration that the merger agreement was entered into in a breach of the defendants' duties and is therefore unenforceable and unlawful, (2) to enjoin the merger unless and until we adopt and implement a process to obtain the highest possible price for our company, (3) to rescind the merger agreement to the extent already implemented, (4) an order directing the defendants to exercise their duties to obtain a transaction which is in the best interests of the shareholders until the process for the sale or auction of our company is completed, (5) unspecified compensatory damages and (6) attorneys' and experts' fees.  On June 20, 2005, a purported second class action complaint was filed in the Circuit Court of Baltimore City in the State of Maryland.  This complaint names as defendants the Trust, each member of the Trust's Board of Trustees and Clarion and alleges the same or substantially similar causes of action and seeks the same or substantially similar relief as the first complaint.  We intend to vigorously defend these lawsuits.  While no assurances can be given, we do not believe that these lawsuits, if adversely determined, will have a material adverse effect on our financial condition or results of operations.  Legal defense costs are being expensed as incurred.

Item	2:	Unregistered Sales of Equity Securities and Use of Proceeds

As of June 30, 2005, we had 76 holders of common units (one general partner and 75 limited partners).  Each time the Trust issues shares of beneficial interest, it contributes the proceeds of such issuance to the Operating Partnership in return for a like number of units with rights and preferences analogous to the shares issued.  During the period commencing on April 1, 2005 and ending on June 30, 2005, in connection with issuances of common shares by the Trust during that time period, the Operating Partnership issued an aggregate of 11,827 common units to the Trust.  Such common units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act, and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering.  In light of the information obtained by us from the Trust in connection with these transactions, we believe we may rely on this exemption.

Item	3:	Defaults Upon Senior Securities
None

Item	4:	Submission of Matters to a Vote of Security Holders None
40

Item	5:			Other Information
				None

Item	6:			Exhibits

			2.1

Agreement and Plan of Merger, dated June 7, 2005, by and among Gables Residential Trust, Gables Realty Limited Partnership, Bulldog Parent Limited Partnership, Bulldog Properties Trust and Bulldog Merger Limited Partnership (Incorporated herein by reference to Exhibit 2.1 of the Trust's Current Report on Form 8-K dated June 7, 2005).

			3.1 (ii)

Second Amended and Restated Bylaws of Gables Residential Trust, as amended (Incorporated herein by reference to Exhibit 3.1 (ii) of the Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

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

GABLES REALTY LIMITED PARTNERSHIP By: Gables GP, Inc. Its: General Partner
Date:	August 9, 2005	/s/ Marvin R. Banks, Jr.
Date:	August 9, 2005

Marvin R. Banks, Jr.
Senior Vice President and Chief Financial Officer
(Authorized Officer of the Registrant
and Principal Financial Officer)

/s/ Dawn H. Severt

Dawn H. Severt
Senior Vice President and Chief Accounting
Officer (Principal Accounting Officer)

